Form 10QSB
period 1995-03-31
SIXX HOLDINGS INC
filed 1995-05-15
CIK 832407

_________________________________________________________________
          _________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-QSB


          (Mark one)
          [X X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
                    Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1995
                                          OR
          [    ]    Transition Report   Pursuant to Section 13 or  15(d) of
                    The Securities Exchange Act of 1934
                            Commission file number 0-16808

                             SIXX HOLDINGS, INCORPORATED
                (Exact name of registrant as specified in its charter)

               Delaware                      75-2222883
          (State of Incorporation)           (IRS Employer Identification
          No.)

                            300 Crescent Court, Suite 1630
                                 Dallas, Texas 75201
                  (Address of principal executive office) (Zip Code)

                 Registrant's telephone number, including area code:
                                    (214) 855-8800

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  YES  XX    NO

          As of May 12, 1995, 10,881,356 common shares of the registrant were issued and outstanding.

          _________________________________________________________________
          _________________________________________________________________

          PART I.   FINANCIAL INFORMATION

               The financial consolidated statements of Sixx Holdings, Incorporated (the "Company") and its subsidiaries included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 1995 and the results of operations for the interim three-month periods ending March 31, 1995 and 1994. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

               Management is responsible for the fairness and reliability of the consolidated financial statements and other financial data included in this report. In the preparation of the consolidated financial statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.

               The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded in accordance with management's authorizations. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

                 ITEM 1.    FINANCIAL STATEMENTS
                                                  Sixx Holdings, Incorporated and Subsidiaries
                                                           Consolidated Balance Sheets
                                        (Rounded to nearest hundred, except share and per share amounts)

                                                                                          March 31,           December 31,
                                                                                               1995                   1994
                                                                                        (Unaudited)
                 ASSETS
                 Current Assets:
                   Cash and cash equivalents                                               $171,700               $251,100
                   Accounts receivable                                                        6,300                 61,300
                   Inventories                                                               76,800                 79,900
                   Prepaid expenses                                                          77,500                 97,100
                   Deferred federal income taxes                                             23,300                 23,300
                         Total Current Assets                                               355,600                512,700
                 Property and equipment (net)                                             2,481,500              2,557,400
                 Other assets                                                                23,500                 24,100
                                                                                         $2,860,600             $3,094,200
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 LIABILITIES
                 Current liabilities:
                   Accounts payable                                                         $55,700                $42,500
                   Accrued liabilities                                                      191,500                212,300
                   Payable to affiliates                                                     49,900                 39,500
                   Notes payable to stockholder                                             209,600                209,600
                         Total Current Liabilities                                          506,700                503,900
                 Deferred rent liabilities                                                   92,500                 99,000
                 Deferred federal income taxes                                               23,300                 23,300
                 TOTAL LIABILITIES                                                          622,500                626,200
                 STOCKHOLDERS' EQUITY
                 Common stock of $.01 par value                                             108,800                108,800
                   Authorized 12,000,000 shares;
                   10,881,356 shares issued and
                   outstanding at March 31, 1995 and
                   December 31, 1994
                 Additional paid-in capital                                               4,201,900              4,201,900
                 Deficit (since August 1, 1989)                                         (2,072,600)            (1,842,700)
                 TOTAL STOCKHOLDERS' EQUITY                                               2,238,100              2,468,000
                                                                                         $2,860,600             $3,094,200

                 See accompanying notes to unaudited consolidated financial statements.

                     Sixx Holdings, Incorporated and Subsidiaries
                  Consolidated Statements of Operations (Unaudited)
           (Rounded to nearest hundred, except share and per share amounts)

                                              Three Months  Three Months
                                                 March 31,     March 31,
                                                      1995          1994

          Restaurant revenues                   $1,217,100      $901,600

          Restaurant costs and expenses:
          Cost of sales                            357,900       247,200
          Operating expenses                       726,100       692,700
          Depreciation and amortization             80,900        29,800
          Total restaurant costs and  expenses   1,164,900       969,700

          Income (loss) from restaurant operations  52,200      (68,100)

          General and adminstrative expenses       284,300       350,100

          Nonoperating income, net                   2,200        27,400

          Net loss                              ($229,900)    ($390,800)

          Net loss per common share                ($0.02)       ($0.04)

          See   accompanying  notes  to  unaudited  consolidated  financial statements.

                     Sixx Holdings, Incorporated and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                             (Rounded to nearest hundred)

                                             Three Months  Three Months
                                                    Ended         Ended
                                                 March 31,     March 31,
                                                      1994          1995

          Cash flows from operating activities:
          Net loss
          Adjustments to reconcile net
          loss to net cash used                 ($229,900)    ($390,800)
             in operating activities:
               Depreciation and amortization        83,900        32,800
               Changes in assets and liabilities,
                net of effect of merger:
                Accounts receivable                 55,000         7,000
                Inventories                          3,100      (31,400)
                Prepaid expenses and other assets   20,200      (89,400)
                Accounts payable                    13,200     (229,700)
                Accrued liabilities               (20,800)        71,700
                Payable to affiliates               10,400         8,700
                Deferred rent liabilities          (6,500)       (4,700)
                     Net cash used in operating
                      activities                  (71,400)     (625,800)
          Cash flows used in investing activities--
             Additions to property and
             equipment, net of effect of merger    (8,000)     (522,300)
          Cash flows from financing activities:
          Additions to loans from stockholder          ---     1,101,500
          Distributions to stockholder                 ---      (95,000)
                     Net cash provided by financing
                     activities                        ---     1,006,500
          Net decrease in cash and cash equivalents,
                    net of effect of merger
                                                  (79,400)     (141,600)
          Cash and cash equivalents at beginning
           of period                               251,100     3,860,000
          Cash and cash equivalents at
           end of period                          $171,700    $3,718,400

          See  accompanying  notes   to  unaudited  consolidated  financial
          statements.

          (1)  Basis of Presentation
               In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The consolidated statements of operations and cash flows for the Company have been restated for the quarter ended March 31, 1994, as described in Note 2 below, to reflect the consolidation of entities under common control subject to the merger, as if it had occurred on January 1, 1994, the effective date of common control .

          (2)  Merger Transaction
               On April 25, 1994, Patrizio Restaurant, Inc., a Texas corporation ("Patrizio I") and Patrizio North, Inc., a Texas corporation ("Patrizio II") were merged (the "Merger") with and into Patrizio Acquisition, Inc., a Texas corporation and wholly owned subsidiary of the Company. At the effective date of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.

               Prior to the Merger, Jack D. Knox, the president, chief executive officer and a director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II and approximately 51% of the Company's outstanding common stock. Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), Mr. Knox exchanged the outstanding shares of capital stock of Patrizio I and Patrizio II for, in the aggregate, approximately $2,967,700 (of which $2,365,600 went to repay Mr. Knox for personal funds advanced to build the Patrizio II restaurant) and 6,163,934 shares of the Company's common stock; of which 4,717,896 shares are restricted and unregistered. As a result of the common control of the entities, which occurred effective January 1, 1994, the Merger was treated in a manner similar to a pooling of interests for financial accounting purposes. Accordingly, the assets acquired and liabilities assumed are presented at their historical costs in the accompanying consolidated financial statements and the results of operations of Patrizio I and II are included from the effective date at which common control was established.

               The consideration received by Mr. Knox pursuant to the Merger Agreement was determined by negotiations between the parties, and is supported by appraisals prepared by three separate independent business valuation companies and a fairness opinion prepared by one of the valuation companies. The cash portion of the purchase price paid to Mr. Knox in the Merger was funded from the Company's existing cash and included payment to Mr. Knox for personal funds advanced by him in connection with the construction of

                             Sixx Holdings, Incorporated
                 Notes to Unaudited Consolidated Financial Statements
                                 As of March 31, 1995

               Patrizio II aggregating approximately $2,365,600.

               Prior to  the  Merger,  Patrizio I  owned  and  operated  an upscale Italian food restaurant in Dallas, Texas which opened for business in 1989, and Patrizio II owned and operated a similar restaurant in Plano, Texas, since its opening on March 14, 1994. All assets acquired in the Merger, which included the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, continue to be utilized in operating the existing two restaurants.


          (3)  Accounting Policies

               During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 1994 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

          ITEM   2.MANAGEMENT'S  DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Prior to April 25, 1994, the Company's assets consisted primarily of cash and cash equivalents. On that date, Patrizio I and Patrizio II were merged with and into a subsidiary of the Company in exchange for the payment by the Company of approximately $3.0 million in cash and 6,163,934 shares of the Company's common stock. Prior to the Merger, Patrizio I owned and operated an upscale Italian food restaurant in Dallas, Texas and Patrizio II owned and operated a similar restaurant in Plano, Texas. All assets acquired in the Merger, which include the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, continue to be utilized in operating the existing two restaurants.
          Prior to the Merger, Jack D. Knox, the chairman, president, and a director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II and approximately 51% of the Company's outstanding common stock. As a result of the common control of entities, which occurred effective January 1, 1994, the Merger was treated in a manner similar to a pooling of interests for financial accounting purposes. Accordingly, the assets acquired and liabilities assumed were recorded at their historical costs and the results of operations of Patrizio I and Patrizio II are consolidated from the effective date at which common control was established. Thus, the Company's financial position and results of operations as of and for the three months ended March 31, 1994 present the consolidated financial information of the Company and its subsidiaries as if the Merger occurred January 1, 1994.

          Capital Resources and Liquidity:

          Since 1990, the Company reviewed numerous opportunities to acquire an operating business utilizing its cash and cash equivalents. As described elsewhere in this document, the Company acquired the design and concept rights of Patrizio and two Patrizio Italian-themed restaurants effective April 25, 1994. This transaction utilized $2,967,661 of the Company's cash and short-term investments which totalled $3,594,060 at March 31, 1994. As of March 31, 1995, $213,813 is payable to Mr. Knox for advances made relating to Patrizio I. In addition to the cash consideration, the Company issued 6,163,934 shares of common stock to Mr. Knox.
          As of May 10, 1995, the Company's cash and short-term investments were approximately $290,000. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. Future restaurant expansion will require additional capital. Evaluation of various financing options is under consideration by the Company at this time.

          Results of Operations:

          The Company entered the casual dining segment of the restaurant industry as a result of its Merger with Patrizio I and Patrizio II on April 25, 1994. Prior to the Merger, the Company had no operating business. However, all 1994 operations for the Company prior to the Merger have been restated effective January 1, 1994, the effective date of common control.

          Restaurant revenues for the quarter ended March 31, 1995 increased $315,460 (35%) from the quarter ended March 31, 1994, primarily because Patrizio II opened in Plano, Texas on March 14, 1994 solely for dinner service. It began serving lunch and dinner in April 1994. With Patrizio II being open only sixteen days during the first three month period, Patrizio I accounted for 62% and 89% of the revenues for the three-month period ended March 31, 1995 and 1994, respectively.
          Restaurant costs and expenses for the three-month period ended March 31, 1995 increased $195,120 from the same period in 1994, reflecting operating costs for Patrizio II during the full three-month period compared to sixteen days in 1994.
          General and administrative expenses for the three-month period ended March 31, 1995 decreased $65,764 (19%) from the three-month period ended March 31, 1994 as a result of legal and accounting costs incurred during 1994 which were associated with the merger transaction.
          Nonoperating income declined $25,193 during the first three months of 1995 compared to the first quarter of 1994 because the Company had fewer funds available for short-term investment (due to the consummation of the Merger). Balances invested declined from $3,594,060 on March 31, 1994 to $171,720 on March 31, 1995.
          As of May 9, 1995, $213,813 has not been paid to Mr. Knox in connection with the Merger.

          Impact of Inflation:

          The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage, which last increased in 1991. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and, at last resort, menu price adjustments. Competitive pressures and the Company's strategy of providing an upscale dining experience for a moderate expense preclude the Company from frequent menu price adjustments. The cost of new construction, taxes, maintenance and insurance costs all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of infrequent menu price increases and costs controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation.

          Seasonality

          The Company's business is somewhat seasonal in nature, with restaurant revenues being stronger in the spring and autumn when patrons can be seated comfortably on each restaurant's outdoor patio.

                             Part II.   Other Information


          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits - None

                    (b)  Reports on Form 8-K:  None

                                      SIGNATURES


               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SIXX HOLDINGS, INCORPORATED


                                             By:  /s/ Jack D. Knox
                                                 Jack D. Knox, President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE

                 /s/ Jack D. Knox                           Chairman of the Board,                May 12, 1995
                 Jack D. Knox                               Director
                                                            (Principal Executive Officer)

                 /s/ Jean S. Baggett                        Chief Financial Officer               May 12, 1995
                 Jean S. Baggett                            (Principal and Accounting

                                                            Officer)