Form 10QSB
period 1995-06-30
SIXX HOLDINGS INC
filed 1995-08-14
CIK 832407

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-QSB


          (Mark one)
          [X X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
                    Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 1995
                                          OR
          [    ]    Transition Report  Pursuant  to Section 13 or 15(d)  of
                    The Securities Exchange Act of 1934
                            Commission file number 0-16808

                             SIXX HOLDINGS, INCORPORATED
                (Exact name of registrant as specified in its charter)

               Delaware                 75-2222883
          (State of Incorporation)                       (IRS Employer
                                                          Identification
          Number)

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

          As of July 31, 1995, 10,881,356 common shares of the registrant were issued and outstanding.

          PART I.   FINANCIAL INFORMATION


               The consolidated financial statements of Sixx Holdings, Incorporated (the "Company") and its subsidiaries included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 1995 and the results of operations for the interim three-month and six-month periods ending June 30, 1995 and 1994. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                             Sixx Holdings, Incorporated and Subsidiaries
                                      Consolidated Balance Sheets
                   (Rounded to nearest hundred, except shares and per share amounts)

                                                                 June 30,    December 31,
                                                                     1995        1994
                                                              (Unaudited)
                                                ASSETS
      Current Assets:
        Cash and cash equivalents                            $173,900          $251,100
        Accounts receivable                                     2,600            61,300
        Inventories                                            86,300            79,900
        Prepaid expenses                                       68,600            97,100
        Deferred federal income taxe                           23,300            23,300
              Total Current Assets                            354,700           512,700
      Property and equipment (net)                          2,411,700         2,557,400
      Other assets                                             23,500            24,100
                                                            $2,789,900        $3,094,200

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
      LIABILITIES
      Current liabilities:
        Accounts payable                                   $   49,700        $   42,500
        Accrued liabilities                                   224,100           212,300
        Payable to affiliates                                 102,200            39,500
        Notes payable to stockholder                          209,600           209,600
              Total Current Liabilities                       585,600           503,900

      Deferred rent liabilities                               102,300            99,000
      Deferred federal income taxes                            23,300            23,300
      TOTAL LIABILITIES                                       711,200           626,200

      STOCKHOLDERS' EQUITY
      Common stock of $.01 par value
        Authorized 12,000,000 shares; 10,881,356 shares
        issued and outstanding at June 30, 1995
        and December 31, 1994                                  108,800          108,800
      Additional paid-in capital                             4,201,900        4,201,900
      Deficit (since August 1, 1989)                        (2,232,000)       (1,842,700)
      TOTAL STOCKHOLDERS' EQUITY                             2,078,700        2,468,000
                                                            $2,789,900        $3,094,200

                See accompanying notes to unaudited consolidated financial statements.




                             Sixx Holdings, Incorporated and Subsidiaries
                           Consolidated Statements of Operations (Unaudited)
                        (Rounded to nearest hundred, except per share amounts)

                                    Three Months      Three Months      Six Months  Six Months
                                    June 30,           June 30,         June 30,       June 30,
                                     1995               1994              1995           1994

      Restaurant revenues            $1,538,700       $1,587,800    $2,755,800      $2,489,400

      Restaurant costs and expenses:
      Cost of sales                     457,400          448,900       815,300         696,100
      Operating expenses                842,700          891,200     1,568,800       1,583,900
      Depreciation and amortization      76,100           95,000       157,000         124,800
      Total restaurant costs and expenses  1,376,200     1, 435,100       2,541,100  2,404,800

      Income (loss) from
        restaurant operations           162,500          152,700       214,700          84,600

      General and administrative
       expenses                         324,300          262,500       608,600         612,600

      Nonoperating income, net            2,400           10,700         4,600          38,100

      Net loss                       ($159,400)        ($99,100)    ($389,300)      ($489,900)

      Net loss per common share         ($0.01)            ($0.01)     ($0.04)       ($0.05)

                See accompanying notes to unaudited consolidated financial statements.


                             Sixx Holdings, Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows (Unaudited)
                                     (Rounded to nearest hundred)



                                                           Six Months                Six Months
                                                             Ended                 Ended
                                                           June 30, 1995           June 30, 1994

      Cash flows from operating activities:
      Net loss                                                  ($389,300)         ($489,900)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
           Depreciation and amortization                           168,100            132,900
           Changes in assets and liabilities,
             net of effect of merger:
            Accounts receivable                                     58,700             50,200
            Inventories                                            (6,400)           (32,700)
            Prepaid expenses and other assets                       29,100          (105,700)
            Accounts payable                                         7,200          (397,200)
            Accrued liabilities                                     11,800             29,000
            Payable to affiliates                                   62,700              1,200
            Deferred rent liabilities                                3,300            (12,500)
               Net cash used in operating activities              (54,800)           (824,700)
      Cash flows used in investing activities--
         Additions to property and equipment,
          net of effect of merger                                 (22,400)           (712,700)
      Cash flows used in financing activities:
      Payment to stockholder in connection with merger                 ---           (602,100)
      Additions to loans from stockholder                              ---          1,157,000
      Repayment of loans to stockholder                                ---         (2,365,600)
      Distributions to stockholder                                     ---           (192,000)
                  Net cash used in financing activities                ---         (2,002,700)
      Net decrease in cash and equivalents,
           net of effect of merger                                (77,200)         (3,540,100)
      Cash and cash equivalents at beginning of period             251,100           3,860,000
      Cash and cash equivalents at end of period                  $173,900            $319,900


                See accompanying notes to unaudited consolidated financial statements.



          (1)  Basis of Presentation
               In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The consolidated statements of operations and cash flows for the Company have been restated for the three-month and six-month periods ended June 30, 1994, as described in Note 2 below, to reflect the consolidation of entities under common control subject to the merger, as if it had occurred on January 1, 1994, the effective date of common control .


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

               The consideration received by Mr. Knox pursuant to the Merger Agreement was determined by negotiations between the parties, and is supported by appraisals prepared by three separate independent business valuation companies and a fairness opinion prepared by one of the valuation companies. The cash portion of the purchase price paid to Mr. Knox in the Merger was funded from the Company's existing cash and included payment to Mr. Knox for personal

                     Sixx Holdings, Incorporated and Subsidiaries
                 Notes to Unaudited Consolidated Financial Statements
                                    June 30, 1995

               funds advanced by him in connection with the construction of Patrizio II aggregating approximately $2,365,600.

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

          ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

               Prior to April 25, 1994, the Company's assets consisted primarily of cash and cash equivalents. On that date, Patrizio I and Patrizio II were merged with and into a subsidiary of the Company in exchange for the payment by the Company of approximately $3.0 million in cash and 6,163,934 shares of the Company's common stock. Prior to the Merger, Patrizio I owned and operated an upscale Italian food restaurant in Dallas, Texas and Patrizio II owned and operated a similar restaurant in Plano, Texas. All assets acquired in the Merger, which include the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, continue to be utilized in operating the existing two restaurants.
               Prior to the Merger, Jack D. Knox, the chairman, president, and a director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II and approximately 51% of the Company's outstanding common stock. As a result of the common control of entities, which occurred effective January 1, 1994, the Merger was treated in a manner similar to a pooling of interests for financial accounting purposes. Accordingly, the assets acquired and liabilities assumed were recorded at their historical costs and the results of operations of Patrizio I and Patrizio II are consolidated from the effective date at which common control was established. Thus, the Company's financial position and results of operations as of and for the six months ended June 30, 1994 present the consolidated financial information of the Company and its subsidiaries as if the Merger occurred January 1, 1994.

          Capital Resources and Liquidity:

               Since 1990, the Company reviewed numerous opportunities to acquire an operating business utilizing its cash and cash equivalents. As described elsewhere in this document, the Company acquired the design and concept rights of Patrizio and two Patrizio Italian-themed restaurants effective April 25, 1994. This transaction utilized $2,967,661 of the Company's cash and short-term investments which totalled $3,594,060 at March 31, 1994. As of June 30, 1995, $213,813 is payable to Mr. Knox for advances made relating to Patrizio I. In addition to the cash consideration, the Company issued 6,163,934 shares of common stock to Mr. Knox.
               As of July 31, 1995, the Company's cash and short-term investments were approximately $125,000. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. Future restaurant expansion will require additional capital. Evaluation of various financing options is under consideration by the Company at this time.

          Results of Operations:

               The Company entered the casual dining segment of the restaurant industry as a result of its Merger with Patrizio I and Patrizio II on April 25, 1994. Prior to the Merger, the Company had no operating business. However, all 1994 operations for the Company prior to the Merger have been restated effective January 1, 1994, the effective date of common control.
               As described in more detail below during the six-month period ending June 30, 1995, revenues from restaurant operations increased 11%; income from restaurant operations increased from $84,000 in 1994 to $214,000 in 1995; and net loss decreased from $489,900 in 1994 to $389,300 in 1995.
               Restaurant revenues for the six month period ended June 30, 1995 increased $266,400 (11%) from the same period in 1994, primarily because Patrizio II opened in Plano, Texas on March 14, 1994. Patrizio I accounted for 61% and 66% of the revenues for the six-month periods ended June 30, 1995 and 1994, respectively.
               Restaurant costs and expenses for the six-month period ended June 30, 1995 increased $136,300 (6%) from the same period in 1994, reflecting operating costs for Patrizio II during the entire six-month period in the current year compared to approximately three and one-half months during 1994.
               General and administrative expenses for the six-month period ended June 30, 1995 decreased $4,000 (.7%) from the six-month period ended June 30, 1994.
               Nonoperating income declined $33,500 during the first six months of 1995 compared to the same period of 1994 because the Company had fewer funds invested (because of the consummation of the Merger). Balances invested declined from $3,594,060 on March 31, 1994 to $173,900 on June 30, 1995. As of July 31, 1995,
          $213,813 has not been paid to Mr. Knox in connection with the Merger.

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

          SIGNATURE                TITLE          DATE


          /s/ Jack D. Knox    Chairman of the BoardAugust 11, 1995
          Jack D. Knox        President and Director
                              (Principal Executive
                              Officer)

          /s/ Jean S. Baggett Chief Financial Officer August 11, 1995
          Jean S. Baggett     (Principal Financial
                              and Accounting Officer)