Form 10QSB
period 1995-09-30
SIXX HOLDINGS INC
filed 1995-11-21
CIK 832407

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-QSB


(MARK ONE)
[XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                     OR
[  ]   TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER 0-16808

                        SIXX HOLDINGS, INCORPORATED
          (Exact name of registrant as specified in its charter)

           DELAWARE                                     75-2222883
   (State of Incorporation)                  (IRS Employer Identification No.)

                       300 Crescent Court, Suite 1630
                            Dallas, Texas 75201
             (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code:  (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  XX    NO
                                                    ----      ----

As of November 7, 1995, 10,881,356 common shares of the registrant were issued and outstanding.

==============================================================================

PART I.   FINANCIAL INFORMATION


     The consolidated financial statements of Sixx Holdings, Incorporated (the "Company") and its subsidiaries included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 1995 and the results of operations for the interim three-month and nine-month periods ending September 30, 1995 and 1994. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

                SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AMOUNTS)


                                                   September 30,     December 31,
                                                        1995             1994
                                                   -------------     ------------
                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                         $   123,600      $   251,100
  Accounts receivable                                     3,000           61,300
  Inventories                                            73,300           79,900
  Prepaid expenses                                       55,800           97,100
  Deferred federal income taxes                          23,300           23,300
                                                    -----------      -----------
     Total Current Assets                               279,000          512,700
                                                    -----------      -----------
Property and equipment (net)                          2,331,800        2,557,400
Other assets                                             23,500           24,100
                                                    -----------      -----------
                                                    $ 2,634,300      $ 3,094,200
                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
           LIABILITIES

Current liabilities:
  Accounts payable                                  $    69,200      $    42,500
  Accrued liabilities                                   194,300          212,300
  Payable to affiliates                                  27,600           39,500
  Notes payable to stockholder                          209,600          209,600
                                                    -----------      -----------
     Total Current Liabilities                          500,700          503,900
                                                    -----------      -----------
Deferred  rent liabilities                              102,300           99,000
Deferred federal income taxes                            23,300           23,300
                                                    -----------      -----------
     TOTAL LIABILITIES                                  626,300          626,200
                                                    -----------      -----------
       STOCKHOLDERS' EQUITY
Common stock of $.01 par value
  Authorized 12,000,000 shares; 10,881,356 shares
  issued and outstanding at September 30,1995
  and December 31, 1994                                 108,800          108,800
Additional paid-in capital                            4,201,900        4,201,900
Deficit (since August 1, 1989)                       (2,302,700)      (1,842,700)
                                                    -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                       2,008,000        2,468,000
                                                    -----------      -----------
                                                    $ 2,634,300      $ 3,094,200
                                                    ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Rounded to nearest hundred, except per share amounts)



                              THREE MONTHS   THREE MONTHS     NINE MONTHS     NINE MONTHS
                              SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                 1995            1994             1995           1994
                              -------------  -------------   -------------   -------------
Restaurant revenues            $1,515,900     $1,525,300      $4,271,700       $4,014,800
                               ----------     ----------      ----------       ----------
Restaurant costs and
 expenses:

 Cost of sales                    465,900        430,000       1,281,200        1,126,200

 Operating expenses               868,100        835,000       2,436,800        2,419,000

 Depreciation and
  amortization                     82,000         97,600         239,000          222,300
                               ----------     ----------      ----------       ----------
Total restaurant costs and
 expenses                       1,416,000      1,362,600       3,957,000        3,767,500
                               ----------     ----------      ----------       ----------
Income from restaurant
 operations                        99,900        162,700         314,700          247,300
                               ----------     ----------      ----------       ----------
General and administrative
 expenses                         174,200        292,900         782,900          905,400
                               ----------     ----------      ----------       ----------

Nonoperating income, net            3,700         (2,900)          8,200           35,100
                               ----------     ----------      ----------       ----------
Net loss                         ($70,600)     ($133,100)      ($460,000)       ($623,000)
                               ==========     ==========      ==========       ==========
Net loss per common share          ($0.01)        ($0.01)         ($0.05)          ($0.06)
                               ==========     ==========      ==========       ==========

    See accompanying notes to unaudited consolidated financial statements.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (Rounded to nearest hundred)



                                                                 NINE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                                                              SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                                              ------------------    ------------------
Cash flows from operating activities:
Net loss                                                          $(460,000)            $(623,000)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                      255,700               222,300
 Changes in assets and liabilities, net of effect of merger:
  Accounts receivable                                                58,300                51,000
  Inventories                                                         6,700               (51,600)
  Prepaid expenses and other assets                                  41,900               (89,500)
  Accounts payable                                                   26,700              (425,800)
  Accrued liabilities                                               (18,000)                9,100
  Payable to affiliates                                             (12,100)              102,400
  Deferred rent liabilities                                           3,500                14,000
                                                                  ---------             ----------
    Net cash used in operating activities                           (97,300)             (791,100)
                                                                  ---------            ----------
Cash flows used in investing activities--
Additions to property and equipment, net of effect of merger        (30,200)             (814,500)
                                                                  ---------             ----------
Cash flows used in financing activities:
Payment to stockholder in connection with merger                         --              (602,100)
Additions to loans from stockholder                                      --             1,157,000
Repayment of loans to stockholder                                        --            (2,365,600)
Distributions to stockholder                                             --              (192,000)
                                                                  ---------            ----------
    Net cash used by financing activities                                --            (2,002,700)
                                                                  ---------            ----------
Net decrease in cash and equivalents, net of effect of merger      (127,500)           (3,608,300)
Cash and cash equivalents at beginning of period                    251,100             3,860,000
                                                                  ---------            ----------
Cash and cash equivalents at end of period                         $123,600              $251,700
                                                                  =========             ==========

    See accompanying notes to unaudited consolidated financial statements.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1995


(1) BASIS OF PRESENTATION

    In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The consolidated statements of operations and cash flows for the Company have been restated for the three-month and nine-month periods ended September 30, 1994, as described in Note 2 below, to reflect the consolidation of entities under common control subject to the merger, as if it had occurred on January 1, 1994, the effective date of common control.

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

        The consideration received by Mr. Knox pursuant to the Merger Agreement was determined by negotiations between the parties, and is supported by appraisals prepared by three separate independent business valuation companies and a fairness opinion prepared by one of the valuation companies. The cash portion of the purchase price paid to Mr. Knox in the Merger was funded from the Company's existing cash and included payment to Mr. Knox for personal funds advanced by him in connection with the construction of Patrizio II aggregating approximately $2,365,600.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1995

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

    Prior to the Merger, Jack D. Knox, the chairman, president, and a director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II and approximately 51% of the Company's outstanding common stock. As a result of the common control of entities, which occurred effective January 1, 1994, the Merger was treated in a manner similar to a pooling of interests for financial accounting purposes. Accordingly, the assets acquired and liabilities assumed were recorded at their historical costs and the results of operations of Patrizio I and Patrizio II are consolidated from the effective date at which common control was established. Thus, the Company's financial position and results of operations as of and for the nine months ended September 30, 1994 present the consolidated financial information of the Company and its subsidiaries as if the Merger occurred January 1, 1994.

CAPITAL RESOURCES AND LIQUIDITY

    Since 1990, the Company reviewed numerous opportunities to acquire an operating business utilizing its cash and cash equivalents. As described elsewhere in this document, the Company acquired the design and concept rights of Patrizio and two Patrizio Italian-themed restaurants effective April 25, 1994. This transaction utilized $2,967,661 of the Company's cash and short-term investments which totaled $3,594,060 at March 31, 1994. As of September 30, 1995, $213,813 is payable to Mr. Knox for advances made relating to Patrizio I. In addition to the cash consideration, the Company issued 6,163,934 shares of common stock to Mr. Knox.

    As of October 31, 1995, the Company's cash and short-term investments were approximately $125,000. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. Future restaurant expansion will require additional capital. Evaluation of various financing options is under consideration by the Company at this time.

RESULTS OF OPERATIONS

    The Company entered the casual dining segment of the restaurant industry as a result of its Merger with Patrizio I and Patrizio II on April 25, 1994. Prior to the Merger, the Company had no operating business.
However, all 1994 operations for the Company prior to the Merger have been restated effective January 1, 1994, the effective date of common control.

    As described in more detail below during the nine-month period ending September 30, 1995, revenues from restaurant operations increased 6%; income from restaurant operations increased from $247,300 in 1994 to $314,600 in 1995; and net loss decreased from $623,000 in 1994 to $460,000 in 1995.

    Restaurant revenues for the nine-month period ended September 30, 1995 increased $256,900 (6%) from the same period in 1994, primarily because Patrizio II opened in Plano, Texas on March 14, 1994. Patrizio I accounted for 61% and 63% of the revenues for the nine-month periods ended September 30, 1995 and 1994, respectively.

    Restaurant costs and expenses for the nine-month period ended September 30, 1995 increased $189,500 (5%) from the same period in 1994, reflecting operating costs for Patrizio II during the entire nine-month period in the current year compared to approximately six and one-half months during 1994.

    General and administrative expenses for the nine-month period ended September 30, 1995 decreased $118,700 (40%) from the nine-month period ended September 30, 1994.

    Nonoperating income declined $26,900 during the first nine months of 1995 compared to the same period of 1994 because the Company had fewer funds invested (because of the consummation of the Merger). Balances invested declined from $3,594,100 on March 31, 1994 to $123,600 on September 30, 1995. As of October 31, 1995, $213,813 has not been paid to Mr. Knox in connection with the Merger.

IMPACT OF INFLATION

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

                                         SIXX HOLDINGS, INCORPORATED


                                         By:  /s/ Jack D. Knox
                                              ------------------------
                                              Jack D. Knox, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE                     TITLE                         DATE

                              Chairman of the Board,        November 17, 1995
/s/ Jack D. Knox              President and Director
----------------               (Principal Executive
Jack D. Knox                        Officer)




/s/ Jean S. Baggett           Chief Financial Officer       November 17, 1995
--------------------         (Principal Financial and
Jean S. Baggett                 Accounting Officer)