Form 10KSB
period 1995-12-31
SIXX HOLDINGS INC
filed 1996-03-06
CIK 832407

-------------------------------------------------------------------------------
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ___________ to ___________

                         Commission file number: 0-16808

                           SIXX HOLDINGS, INCORPORATED
                (Name of small business issuer in its charter)

              DELAWARE                                       75-2222883
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

300 CRESCENT COURT, SUITE 1630
      DALLAS, TEXAS                                             75201
(Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code:  (214) 855-8800

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                               TITLE OF EACH CLASS
                     Common Stock, $.01 par value per share

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                          No
                   ---                            ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the year ended December 31, 1995 were $5,796,000.

     As of March 1, 1996, the registrant had issued and outstanding 10,881,356 shares of the Company's common stock, $.01 par value.

      The aggregate market value of the approximately 18% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 1, 1996, was approximately $551,308. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Stockholders to be held May 14, 1996, are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format   Yes [ ]       No  [X]

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Sixx Holdings, Incorporated (formerly "Yates Unit, Inc."), a Delaware corporation ("Sixx" or the "Company"), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (formerly Summit Energy, Inc.) ("Caspen") in the Yates Field Unit. The assets and operations were transferred to Sixx on March 3, 1988, and, after settlement of certain litigation in August 1989, consisted primarily of cash and cash equivalents.

     On April 25, 1994, Patrizio Restaurant, Inc., a Texas corporation ("Patrizio I") and Patrizio North, Inc., a Texas corporation ("Patrizio II"), were merged (the "Merger") with and into Patrizio Acquisition, Inc., a Texas corporation and wholly owned subsidiary of Sixx Holdings, Incorporated, a Delaware corporation (the "Company"). At the effective time of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.

     Prior to the Merger, Jack D. Knox, the President, Chief Executive Officer and a Director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II. Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), Mr. Knox exchanged the outstanding shares of capital stock of Patrizio I and Patrizio II for, in the aggregate, approximately $3.0 million in cash and 6,163,934 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). Of the $3.0 million, approximately $2,365,600 of the amount was paid to Mr. Knox to reimburse him for advances he had made personally to fund the construction of Patrizio II. The consideration received by Mr. Knox pursuant to the Merger Agreement was determined by negotiations between the parties, and is supported by appraisals prepared by three (3) separate independent business valuation companies and a fairness opinion prepared by one (1) of the valuation companies. The cash portion of the purchase price paid to Mr. Knox in the Merger was funded from existing cash balances.

     Prior to the Merger, Patrizio I owned and operated an upscale Italian food restaurant in Dallas, Texas, and Patrizio II owned and operated a similar restaurant in Plano, Texas. All assets acquired in the Merger, which include the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, will continue to be utilized in operating the existing two restaurants.

PATRIZIO RESTAURANT, INC.

     The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $4.90 to $8.77. Alcoholic beverages, which are served primarily with meals (as opposed to bar service) generated approximately 25% and 27% of all restaurant revenues for 1995 and 1994, respectively. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,288 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

NEW RESTAURANT CONSTRUCTION

     The Company anticipates opening additional Patrizio restaurants in other cities sometime in the future using the same "Patrizio" concept, design and motif as the two existing restaurants, but at this time has not identified any specific additional locations.

SERVICE MARKS

     The Company has obtained federal registration of the service marks "Patrizio" and the Patrizio design. These service marks are of material importance to the operation of the Company's business.

PROPOSED REVERSE SPLIT
     The Company has called a Special Meeting of Stockholders to be held March 15, 1996, for the purpose of approving a one-for-eight reverse split of its Common Stock and other amendments to the Company's Certificate of Incorporation. The proposals must be approved by the affirmative vote of at least 80% of the outstanding shares of Common Stock. Because one stockholder holds more than 80% of the Common Stock and has informed the Company that he will vote his shares in favor of each proposal, approval of the proposals is assured. The reverse split and the other amendments will become effective with the filing of a certificate of amendment with the State of Delaware.
The Company anticipates that the filing will be made on March 15, 1996. Approval of the one-for-eight reverse split of the Company's Common Stock will result in the Company giving retro-active effect of such stock split in future financial statement disclosures.

EMPLOYEES

     As of December 31, 1995, the Company employed seven persons in its corporate headquarters and approximately 160 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

COMPETITION

     The restaurant business is highly competitive and competition among restaurants serving Italian cuisine is increasing. The Company believes that the principal competitive factors in its restaurant business are quality, value, service, atmosphere, and location. The Company believes that its competitive position is enhanced by its quality food, up-scale atmosphere and moderately priced menu.

GOVERNMENTAL REGULATION

     The Company is subject to various federal, state, and local laws affecting its business. Many stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors have increased and can be expected to continue to increase both the cost of and the time required for constructing new restaurants as well as the cost of operating Company restaurants. The Company's restaurants are subject to various health, sanitation, and safety standards and are also subject to state and local licensing and regulation with respect to the service of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. Liquor licenses must be renewed annually. The Company has not encountered any significant problems relating to alcoholic beverage licenses and permits to date.

     The Company may be subject in certain states to "dram-shop" statutes, which may establish liability for improper alcoholic beverage service. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements, and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and accordingly, increases in the minimum wages increase the Company's labor costs. The federal minimum wage per hour was increased from $2.09 to $2.13 for service personnel and from $3.80 to $4.25 for all other hourly employees in April 1991.

     Effective November 3, 1990, Patrizio I, and on October 21, 1993, Patrizio II, elected to become non-subscribers of the Texas Workers' Compensation Act. Upon this election, excess liability insurance was acquired. Indications are that this election has been favorable; however, the Texas Workers' Compensation Act has undergone certain favorable reforms, with further changes expected. Management intends to review this election periodically.

ITEM 2.   DESCRIPTION OF PROPERTIES

     As of December 31, 1995, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease expires in 1998 and the Patrizio II lease expires in 2003 excluding renewal options not yet exercised. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court, with its lease expiring in 1998 excluding renewal options not yet exercised.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "SIXX." The following table sets forth the high and low closing bid prices for the Common Stock of the Company as reported in the consolidated transaction reporting system for the calendar periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


        --------------------------------------------------------------------------
             1995:                                       HIGH BID       LOW BID
             First Quarter                                  9/16           3/8
             Second Quarter                                13/16           3/8
             Third Quarter                                 11/16           1/2
             Fourth Quarter                                  1/2           1/4

             1994:
             First Quarter                                   3/4         11/16
             Second Quarter                               1-7/16         11/16
             Third Quarter                                 1-1/4         11/16
             Fourth Quarter                               1-1/16          9/16
        --------------------------------------------------------------------------

     As of March 1, 1996, there were approximately 2,200 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to April 25, 1994, the Company's assets consisted primarily of cash and cash equivalents. On that date, Patrizio I and Patrizio II were merged with and into a subsidiary of the Company in exchange for the payment by the Company of approximately $3.0 million in cash and 6,163,934 shares of the Company's common stock. Prior to the Merger, Patrizio I owned and operated an upscale Italian food restaurant in Dallas, Texas and Patrizio II owned and operated a similar restaurant in Plano, Texas. All assets acquired in the Merger, which include the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, are utilized in operating the existing two restaurants. Prior to the Merger, Jack D. Knox, the chairman, president, and a director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II and approximately 51% of the Company's outstanding common stock. As a result of the common control of entities, which occurred effective January 1, 1994, the Merger was treated in a manner similar to a pooling of interests for financial accounting purposes. Accordingly, the assets acquired and liabilities assumed were recorded at their historical costs and the results of operations of Patrizio I and Patrizio II are consolidated from the effective date at which common control was established. Thus, the Company's financial position and results of operations as of and for the year ended December 31, 1994 present the consolidated financial information of the Company and its subsidiaries as if the Merger occurred January 1, 1994.

CAPITAL RESOURCES AND LIQUIDITY:

     Since 1990, the Company reviewed numerous opportunities to acquire an operating business utilizing its cash and cash equivalents. As described elsewhere in this document, the Company acquired the design and concept rights of Patrizio and two Patrizio Italian-themed restaurants effective April 25, 1994. This transaction utilized approximately $2,967,700 of the Company's cash and short-term investments which totaled approximately $3,594,100 at March 31, 1994. As of December 31, 1995, $359,600 is payable to Mr. Knox for advances made to the Company. In addition to the cash consideration, the Company issued 6,163,934 shares of common stock to Mr. Knox.

     As of December 31, 1995, the Company's cash and short-term investments were approximately $99,200. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future, assuming further reductions of general and administrative expenses continue. However, future restaurant expansion will require additional capital from outside sources.

RESULTS OF OPERATIONS:

     The Company entered the casual dining segment of the restaurant industry as a result of its Merger with Patrizio I and Patrizio II on April 25, 1994. Prior to the Merger, the Company had no operating business.

     The Company's revenues increased 8.8% in 1995 compared to the prior year. Patrizio I contributed a full year's revenue and Patrizio II contributed approximately nine months' revenue for the year ended December 31, 1994. Patrizio I revenues were $3,517,400 in 1995, up 5.3% from the comparable period in 1994. Patrizio II revenues were $2,278,600 in its first full year of operation, compared to $1,989,600 in 1994.

     Cost of sales averaged 30% of revenues for the year ended December 31, 1995 compared to 28.6% of revenues for the year ended December 31, 1994. This percentage is higher because of increased food costs without menu price increases.

     Operating expenses totaled $3,255,900 for the year ended December 31, 1995. Operating expenses were 51.2% of revenue at Patrizio I compared to 51.4% in the prior year. Patrizio II's operating expenses were 63.4% of revenue in 1995 compared to 75.9% in 1994. Patrizio II's lower percentage of revenue is due to increased efficiencies in scheduling and purchasing compared to the first year of operation.

     Depreciation and amortization was $326,400 for the year ended December 31, 1995, reflecting a full year's operations for both restaurants. The prior year reflected depreciation for Patrizio II commencing in March 1994. The Patrizio I assets acquired in 1994 by the Company were recorded at historical costs and depreciated in a manner consistent with the predecessor company.

     General and administrative expenses were $1,106,900 for the year ended December 31, 1995, compared to $1,212,100 in 1994. The decrease reflects lower professional fees related to the merger completed in 1994.

     Interest expense-stockholder of $12,600 reflects an increase of $5,800 over 1994's expense of approximately $6,800 as a result of increased principal amounts outstanding in 1995.

     Interest income was $100 for the year ended December 31, 1995 compared to $36,500 for the year ended December, 31, 1994. This decrease reflects lower amounts invested in short-term investments as a result of cash utilized as consideration in the 1994 Merger. Other income of $118,700 for the year ended December 31, 1994 was primarily generated by the Company's recovery of all remaining escrowed funds related to the Yates Field litigation.

     As described in note 7 to the Company's audited consolidated financial statements, no federal or state income taxes were payable by the Company during the years presented and none was provided for in the consolidated financial statements.

IMPACT OF INFLATION

     The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage, which last increased in 1991. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and, at last resort, menu price adjustments. Competitive pressures and the Company's strategy of providing an upscale dining experience for a moderate expense preclude the Company from frequent menu price adjustments. The cost of new construction, taxes, maintenance and insurance costs all have an impact on the Company's occupancy costs, which continued to increase. Management believes the current practice of maintaining operating margins through a combination of infrequent menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation.

SEASONALITY

     The Company's business is somewhat seasonal in nature, with restaurant revenues being stronger in the spring and autumn when patrons can be seated comfortably on each restaurant's outdoor patio.

ACCOUNTING MATTERS

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. This Statement is effective for financials statements for fiscal years beginning after December 15, 1995. The Company does not expect that its adoption will have a material effect on its financial position or results of operations.

     On October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995, with possible pro forma disclosures for awards granted is fiscal years that begin after December 15, 1994. The Company has not determined whether it will adopt a FAIR VALUE BASED METHOD or retain the INTRINSIC VALUE BASED METHOD of accounting for employee stock-based compensation.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are set forth herein commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has nothing to report under this item.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     This information set forth under the heading "Directors and Executive Officers" contained in the definitive Proxy Statement regarding the Annual Meeting of Shareholders of the Company to be held on May 14, 1996 (the "Definitive Proxy Statement"), sets forth certain information with respect to the directors of the Company, one of whom is also an executive officer, and compliance with Section 16(a), and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     This information required by this item is incorporated by reference from the Definitive Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information required by this item is incorporated by reference from the Definitive Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information required by this item is incorporated by reference from the Definitive Proxy Statement.



                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1)  FINANCIAL STATEMENTS:

               The Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

          (2)  FINANCIAL STATEMENT SCHEDULES:

               None.

          (3)  EXHIBITS:

               3.1 Certificate of Incorporation of the Company (filed as exhibit 3.1 of the Company's General Form of Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

               3.2 Amendment to Certificate of Incorporation of the Company, filed on January 22, 1990 (filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

               3.3 Bylaws of the Company (filed as exhibit 3.2 of the Company's General Form for Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

               3.4 Amendment to Bylaws of the Company, adopted June 29, 1990 (filed as exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

              10.1 Agreement and Plan of Merger, by and among Sixx, the Subsidiary, Patrizio I, Patrizio II and Jack D. Knox ("Knox"), dated as of April 25, 1994 with exhibits and disclosure schedules (filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

              10.2 Consulting Agreement, by and between Sixx and Comico Corporation ("Comico"), dated as of April 25, 1994 (filed as exhibit A of Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

              10.3 Registration Rights Agreement, by and between Sixx and Knox, dated April 25, 1994 (filed as exhibit B of Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

              10.4  Developer's Royalty Agreement, by and between Sixx and
                    Knox, dated as of April 25, 1994 (filed as exhibit C of Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

              10.5 Agreement for Continued Mutual Services, by and among Sixx, Cafe Pacific, Inc., the Subsidiary, Comico and Knox, dated as of April 25, 1994 (filed as exhibit D of Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

              10.6  Audited Financial Statements of  Patrizio Restaurant,
                    Inc. ((Patrizio I) as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993 (filed as exhibit F-1 to Amendment No. 1 of the Company's Current Report on Form 8-K/A dated
                    April 23, 1994, as amended, and incorporated herein by reference).

              10.7 Audited Financial Statements of Patrizio North, Inc. (Patrizio II) as of December 31, 1993 and for the period from March 4, 1993 (inception) through December 31, 1993 (filed as exhibit F-2 to Amendment No. 1 of the Company's Current Report on Form 8-K/A dated April 23, 1994, as amended, and incorporated herein by reference).

              10.8 Form of Non-employee Director Stock Option Agreement by and between Sixx Holdings, Incorporated and non-employee directors, dated as of September 30, 1994 (filed as exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

              27    Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     The Company filed no current reports on Form 8-K during the last quarter of the period covered by this report.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 1, 1996

                              SIXX HOLDINGS, INCORPORATED



                              By: /s/ Jack D. Knox
                                  --------------------------------------
                                  Jack D. Knox, Chairman of the Board,
                                  President, and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

     Signatures                    Titles                             Date
     ----------                    ------                             ----

    /s/ Jack D. Knox           Chairman of the Board, President     March 1, 1996
---------------------------    and Director (Principal Executive
     Jack D. Knox                       Officer)


  /s/ Jean S. Baggett         Chief Financial Officer (Principal    March 1, 1996
--------------------------    Financial and Accounting Officer)
   Jean S. Baggett


 /s/ G. Michael Boswell
--------------------------              Director                    March 1, 1996
  G. Michael Boswell


 /s/ Robert Ted Enloe III
--------------------------              Director                    March 1, 1996
  Robert Ted Enloe III


 /s/ Richard T. Mullen
--------------------------              Director                    March 1, 1996
  Richard T. Mullen

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Financial Statements

                         December 31, 1995 and 1994



                   (With Independent Auditors' Report Thereon)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets at December 31, 1995 and 1994. . . . . . . .   F-3

Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   F-7

Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Sixx Holdings, Incorporated:


We have audited the consolidated financial statements of Sixx Holdings, Incorporated and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      /s/ KPMG PEAT MARWICK LLP
                                      -------------------------
                                      KPMG Peat Marwick LLP



Dallas, Texas
February 16, 1996

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1995 and 1994

       (Rounded to nearest hundred, except share and per share amounts)

                             ASSETS                       1995         1994
                             ------                       ----         ----
          Current assets:
            Cash and cash equivalents                 $   99,200      251,100
            Accounts receivable                           78,500       61,300
            Inventories                                   67,800       79,900
            Prepaid expenses                              63,600       97,100
            Deferred federal income taxes (note 7)             -       23,300
                                                      ----------    ---------
                   Total current assets                  309,100      512,700

          Net property and equipment (note 3)          2,435,800    2,557,400
          Other assets                                    23,400       24,100
                                                      ----------    ---------
                                                      $2,768,300    3,094,200
                                                      ----------    ---------
                                                      ----------    ---------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

          Current liabilities:
            Accounts payable                          $  115,900       42,500
            Accrued liabilities (note 4)                 237,400      212,300
            Payable to affiliates (note 10)               34,300       39,500
            Notes payable to stockholder (notes 10       359,600      209,600
             and 11)                                  ----------    ---------
                   Total current liabilities             747,200      503,900

          Deferred rent liabilities (note 5)              69,400       99,000
          Deferred federal income taxes (note 7)               -       23,300
          Long-term debt                                       -          -
                                                      ----------    ---------
                   Total liabilities                     816,600      626,200
                                                      ----------    ---------

          Stockholders' equity:
            Common stock of $.01 par value.
              Authorized 12,000,000 shares;
              10,881,356 shares issued and
              outstanding in 1995 and 1994               108,800      108,800
            Additional paid-in capital                 4,317,800    4,201,900
            Deficit (since August 1, 1989)            (2,474,900)  (1,842,700)
                                                      ----------    ---------
                   Total stockholders' equity          1,951,700    2,468,000

          Commitments and contingent liability
           (note 6)                                   ----------    ---------
                                                      $2,768,300    3,094,200
                                                      ----------    ---------
                                                      ----------    ---------

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1995 and 1994

             (Rounded to nearest hundred, except per share amounts)

                                                           1995              1994
                                                        ----------        ---------
 Restaurant revenues                                    $5,796,000        5,329,400
                                                        ----------        ---------

 Restaurant costs and expenses:
  Cost of sales                                          1,738,100        1,523,100
  Operating expenses                                     3,255,900        3,228,100
  Depreciation and amortization                            326,400          292,700
                                                        ----------        ---------
         Total restaurant costs and expenses             5,320,400        5,043,900
                                                        ----------        ---------

 Income from restaurant operations                         475,600          285,500

 General and administrative expenses (note 10)           1,106,900        1,212,100

 Nonoperating income (expense):
  Interest expense - stockholder (note 10)                 (12,600)          (6,800)
  Interest income                                              100           36,500
  Other income (note 9)                                     11,600          118,700
                                                        ----------        ---------
         Net loss                                       $ (632,200)        (778,200)
                                                        ----------        ---------
                                                        ----------        ---------

 Loss per common share                                       $(.06)            (.07)
                                                        ----------        ---------
                                                        ----------        ---------

See accompanying notes to consolidated financial statements.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity

                    Years ended December 31, 1995 and 1994

               (Rounded to nearest hundred, except share amounts)



                                        COMMON STOCK         ADDITIONAL                    TREASURY STOCK             TOTAL
                                        ------------          PAID-IN                      --------------        STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL        DEFICIT      SHARES       AMOUNT        EQUITY
                                      ------      ------      -------        -------      ------       ------        ------
Balance at December 31, 1993         6,163,460   $  61,600    6,528,200   (1,064,500)    1,446,038   $(1,669,600)   3,855,700
Shares issued in connection with
  merger (note 2)                    4,717,896      47,200   (2,326,300)           -    (1,446,038)    1,669,600     (609,500)
Net loss                                     -           -            -     (778,200)            -             -     (778,200)
                                    ----------   ---------   ----------   ----------     ---------   -----------    ---------
Balance at December 31, 1994        10,881,356     108,800    4,201,900   (1,842,700)            -             -    2,468,000

Consulting and developer's
  royalty fees contributed by
  stockholder (note 10)                      -           -      115,900            -             -             -      115,900
Net loss                                     -           -            -     (632,200)            -             -     (632,200)
                                    ----------   ---------   ----------   ----------     ---------   -----------    ---------
Balance at December 31, 1995        10,881,356   $ 108,800    4,317,800   (2,474,900)            -   $         -    1,951,700
                                    ----------   ---------   ----------   ----------     ---------   -----------    ---------
                                    ----------   ---------   ----------   ----------     ---------   -----------    ---------


See accompanying notes to consolidated financial statements.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                       Years ended December 31, 1995 and 1994

                            (Rounded to nearest hundred)


                                                               1995                  1994
                                                               ----                  ----
 Cash flows used in operating activities:
  Net loss                                                  $(632,200)            (778,200)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                            348,200              339,900
     Consulting and developer's royalty fees
      contributed by stockholder                              115,900                    -
     Changes in assets and liabilities, net of
      effect of merger in 1994:
      Accounts receivable                                     (17,200)              (6,400)
      Inventories                                              12,100              (37,500)
      Prepaid expenses                                         33,500              (72,800)
      Other assets                                                700                1,000
      Accounts payable                                         73,400             (443,800)
      Accrued liabilities                                      25,100               49,400
      Payable to affiliates                                    (5,200)              40,700
      Deferred rent liabilities                               (29,600)               4,200
                                                            ----------          -----------
         Net cash used in operating activities                (75,300)            (903,500)
                                                            ----------          -----------

 Cash flows used in investing activities -
  additions to property and equipment, net of
  effect of merger in 1994                                   (226,600)            (799,800)
                                                            ----------          -----------

 Cash flows from financing activities:
  Additions to notes payable to stockholder                   150,000               97,000
  Payment to stockholder in connection with
    merger                                                          -             (602,100)
  Additions to loans from stockholder                               -            1,157,000
  Repayment of loans from stockholder                               -           (2,365,600)
  Distributions to stockholder                                      -             (192,000)
                                                            ----------          -----------
         Net cash provided by (used in)
           financing activities                               150,000           (1,905,700)
                                                            ----------          -----------

 Net decrease in cash and cash equivalents,
  net of effect of merger in 1994                            (151,900)          (3,609,000)
 Cash and cash equivalents at beginning of year               251,100            3,860,100
                                                            ----------          -----------
 Cash and cash equivalents at end of year                   $  99,200              251,100
                                                            ----------          -----------
                                                            ----------          -----------

 Supplemental schedule of noncash operating and
  financing activity - consulting and developer's
  royalty fees contributed by stockholder                   $ 115,900                    -
                                                            ----------          -----------
                                                            ----------          -----------


See accompanying notes to consolidated financial statements.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1995 and 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) GENERAL

       Sixx Holdings, Incorporated, a Delaware corporation (the Company), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (Caspen) in the Yates Field Unit. Certain assets and operations of Caspen, along with liabilities associated therewith and certain litigation, were transferred to the Company on March 3, 1988. As a result of the settlement of such Yates Field litigation, the assets of the Company consisted principally of cash and cash equivalents until 1994.

       On April 23, 1994, the Board of Directors of the Company changed the fiscal year of the Company from July 31 to December 31.

       On April 25, 1994, the Company merged with Patrizio Restaurant, Inc. and Patrizio North, Inc. (as discussed in note 2) to own and operate the two existing full service, Italian concept Patrizio restaurants. These restaurants are located in the Dallas, Texas metroplex and were opened on September 22, 1989 and March 14, 1994, respectively.

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (b) PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements present the consolidated financial information of the Company and its subsidiaries as if the merger (discussed in note 2) occurred January 1, 1994 (effective date of common control). All significant intercompany balances and transactions have been eliminated in consolidation.

   (c) STATEMENTS OF CASH FLOWS

       The Company uses the indirect method to present cash flows from operating activities and considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company held approximately $11,900 and $117,900 in money market funds at December 31, 1995 and 1994, respectively. The Company paid no income taxes or interest during the years presented.

   (d) INVENTORIES

       Inventories, consisting mainly of food, beverages and supplies, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.



                                    F-7                (Continued)

   (e) PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives (see note 3), principally on a straight-line basis for financial reporting purposes, while accelerated methods are used for tax purposes. Leasehold improvements are amortized over the life of the respective lease or the service lives of the improvements, whichever is shorter. A five-year lease renewal option period is included in determining leasehold improvement useful lives for the Company's restaurant facilities since, in management's opinion, such renewal options will be exercised. Repairs and maintenance are charged to operations as incurred.

   (f) PREOPENING COSTS

       Labor costs and costs of hiring and training personnel and certain other costs relating to the opening of restaurants are expensed as incurred.

   (g) INCOME TAXES

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (h) LOSS PER COMMON SHARE

       Loss per common share is based on the weighted average number of shares outstanding during each year presented, which were 10,881,356 for the years ended December 31, 1995 and 1994. Outstanding stock options have not been included in the computations as their effect is anti-dilutive.

   (i) RECLASSIFICATIONS

       Certain previously reported financial information has been reclassified to conform to the 1995 presentation.

(2)  THE MERGER

     On April 25, 1994 (the Merger Date), Patrizio Restaurant, Inc., a Texas corporation (Patrizio I) and Patrizio North, Inc., a Texas corporation (Patrizio II), were merged (the Merger) with and into Patrizio Acquisition, Inc., a Texas corporation and wholly owned subsidiary of the Company. At the effective date of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.


                                    F-8                 (Continued)

     Prior to the Merger, Jack D. Knox, the president, chief executive officer and a director of the Company, owned 100% of the outstanding capital stock of Patrizio I and Patrizio II and approximately 51% of the Company's outstanding common stock. Pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement), Mr. Knox exchanged the outstanding shares of capital stock of Patrizio I and Patrizio II for, in the aggregate, approximately $2,967,700 (of which $2,365,600 went to repay Mr. Knox for personal funds advanced to build the Patrizio II restaurant) and 6,163,934 shares of the Company's common stock; of which 4,717,896 shares are restricted and unregistered. As a result of the common control of the entities, which occurred effective January 1, 1994, the Merger was treated in a manner similar to a pooling of interests for financial accounting purposes. Accordingly, the assets acquired and liabilities assumed are presented at their historical costs in the accompanying consolidated financial statements and the results of operations of Patrizio I and Patrizio II are included from the effective date at which common control was established.

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

     Prior to the Merger, Patrizio I owned and operated an upscale Italian food restaurant in Dallas, Texas, which opened for business in 1989, and Patrizio II owned and operated a similar restaurant in Plano, Texas, since its opening on March 14, 1994. All assets acquired in the Merger, which include the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, continue to be utilized in operating the existing two restaurants.

(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment and the range of estimated useful lives used in the calculation of depreciation and amortization follows:

                                                            DECEMBER 31
                                         USEFUL             -----------
                                       LIFE RANGE        1995          1994
                                       ----------        ----          ----
 Leasehold improvements              2.5-14.5 years   $ 2,200,200    2,026,100
 Furniture, fixtures and equipment       2-10 years     1,408,400    1,355,900
                                                      -----------    ---------
                                                        3,608,600    3,382,000
 Less accumulated depreciation
  and amortization                                     (1,172,800)    (824,600)
                                                      -----------    ---------
                                                      $ 2,435,800    2,557,400
                                                      -----------    ---------
                                                      -----------    ---------


                                    F-9                (Continued)

(4)  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                      DECEMBER 31
                                                      -----------
                                                    1995        1994
                                                    ----        ----
 Current portion - deferred rent liabilities     $  33,000     33,000
 Labor and related costs                            99,400     74,400
 Franchise, sales, liquor and property taxes        56,500     74,600
 Other                                              48,500     30,300
                                                 ---------    -------
                                                 $ 237,400    212,300
                                                 ---------    -------
                                                 ---------    -------

(5)  DEFERRED RENT LIABILITIES

     Deferred rent liabilities represent the difference between cash payments for minimum lease rentals and the recognition of such minimum lease rentals as expense on a straight-line basis over the respective terms of the restaurant facility operating leases. Additionally, certain contingent rent abatements and incentives earned relating to restaurant facility leases are deferred and recognized on a straight-line basis over the remaining respective lease terms.

(6)  LEASES

   (a) OPERATING LEASES

       The Company leases its corporate office, storage and restaurant facilities under operating leases. The restaurant facilities have lease terms of ten years expiring in February 1998 and September 2003. These restaurant leases have one or two renewal clauses of five years each exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office lease expires in April 1998. A summary of rent expense follows:

                                     YEARS ENDED DECEMBER 31
                                     -----------------------
                                        1995           1994
                                        ----           ----
          Minimum rentals            $ 376,600        369,200
          Contingent rentals            88,400         81,800
                                     ---------        -------
                                     $ 465,000        451,000
                                     ---------        -------
                                     ---------        -------




                                   F-10                 (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

     (b)  COMMITMENTS

          Commitments for future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1995 are as follows:

                1996                                    $  303,600
                1997                                       301,500
                1998                                       192,500
                1999                                       164,700
                2000                                       169,100
                Later years                                474,300
                                                        ----------
                    Total minimum lease payments        $1,605,700
                                                        ----------
                                                        ----------


          At December 31, 1995, the Company remains contingently liable for approximately $88,500 of future minimum rentals under a partial corporate office lease assignment to a third party that expires April
          1998.

(7)  INCOME TAXES

   No federal or state income taxes were payable by the Company during the years presented and none have been provided for in the accompanying consolidated financial statements.

   The Company will file a consolidated federal income tax return for the year ended December 31, 1995 that will include the operations of Patrizio
   Restaurant, Inc. for the year ended December 31, 1995.

   Prior to the Merger, Patrizio I elected to be taxed as an S corporation under the Internal Revenue Code; therefore, all federal income taxes were the responsibility of the stockholder prior to the Merger. Effective with the Merger, Patrizio I's S corporation election was terminated and deferred tax assets and liabilities were recognized by the Company on temporary differences as of the date of change in tax status as required under Statement 109.

                                                                    (Continued)




                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements


   Actual income tax benefit differs from the "expected" income tax benefit
   (computed by applying the U.S. federal corporate tax rate of 34% to loss before income taxes) as follows:

                                                             Years ended December 31
                                                           --------------------------
                                                              1995            1994
                                                              ----            ----
 Computed "expected" tax benefit                           $(214,900)       (264,600)
 Change in valuation allowance for deferred tax
  assets allocated to income tax expense                     155,600         247,700
 Merger costs capitalized for tax purposes, not
  for book                                                         -          43,900
 Tax effect of Patrizio I, S corporation earnings
  prior to Merger                                                  -         (45,700)
 Consulting and developer's royalty fees contributed
  by stockholder                                              39,400               -
 FICA tip tax credit                                          16,900          15,600
 Other                                                         3,000           3,100

                                                           ---------        --------
         Total                                             $       -               -
                                                           ---------        --------
                                                           ---------        --------

     The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under Statement 109 are as follows:

                                                                   December 31
                                                            ------------------------
                                                            1995                1994
                                                            ----                ----
 Deferred tax assets:
  Preopening costs capitalized for tax purposes         $    42,700             56,900
  Deferred rent costs in excess of rent paid                 34,800             44,900
  Net operating loss carryforwards                        1,261,000          1,038,700
  Capital loss carryforwards                                100,000            100,000
  Alternative minimum tax credit carryforwards              716,000            716,000
  FICA tip tax credit carryforwards                          32,500             15,600
  Other                                                       6,400             13,100
                                                        -----------         -----------
         Total gross deferred tax assets                  2,193,400          1,985,200
         Less valuation allowance                        (2,026,100)        (1,870,500)
                                                        -----------         -----------
         Net deferred tax assets                            167,300            114,700
                                                        -----------         -----------

 Deferred tax liabilities:
  Basis in property and equipment                            59,700              7,100
  Basis differences in property and equipment
    for Patrizio I upon conversion from S to C
    corporation                                             107,600            107,600
                                                        -----------         -----------
         Total deferred tax liabilities                     167,300            114,700
                                                        -----------         -----------

         Net deferred taxes                             $         -                  -
                                                        -----------         -----------
                                                        -----------         -----------

                                                                    (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements


     Included in the consolidated balance sheets:

                                                                                  December 31
                                                                           -------------------------
                                                                           1995                 1994
                                                                           ----                 ----
         Current deferred federal income tax asset                       $      -              23,300
         Noncurrent deferred federal income tax liability                       -             (23,300)
                                                                         --------             --------
                                                                         $      -                   -
                                                                         --------             --------
                                                                         --------             --------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets (in excess of deferred tax liabilities) is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,708,800 which are available to offset future federal taxable income, if any, expiring in years 2004 - 2010. The Company has capital loss carryforwards of approximately $294,200 which are available to offset future federal taxable capital gains, if any, expiring in years 1995 - 1998. Additionally, the Company has alternative minimum tax credit carryforwards of approximately $716,000 which are available to reduce future regular federal income taxes, if any, over an indefinite period.

(8)  STOCK OPTIONS

     Options to purchase the Company's common shares have been granted to an officer and all nonofficer directors. A summary of transactions follows:

                                                                                      Option price
                                                             Number              ----------------------
                                                            of shares            Per share        Total
                                                            ---------            ---------       ------
 Outstanding at December 31, 1993                            225,000                $ .50       112,500
                                                                                    -----
                                                                                    -----
   Cancelled                                                (150,000)               $ .50       (75,000)
                                                                                    -----
                                                                                    -----
   Granted                                                    90,000                $ .78        70,200
                                                            --------                -----       --------
                                                                                    -----
 Outstanding at December 31, 1994                            165,000             $.50-.78       107,700
                                                                                 --------
                                                                                 --------
   Granted                                                   180,000                $ .53        95,400
                                                            --------                -----       --------
                                                                                    -----
 Outstanding at December 31, 1995                            345,000             $.50-.78       203,100
                                                            --------             --------       -------
                                                            --------             --------       -------

     The option price for options granted is the market value at date of grant. Such options must be exercised within ten years from the date of grant or date of vesting, as defined, and become exercisable with respect to one-third of the total option grant on each successive anniversary of the date of grant, or date of vesting, as defined. No amounts are recorded until options are exercised, at which time proceeds in excess of the par value of the shares are credited to additional paid-in capital.

     At December 31, 1995, a total of 105,000 common shares was exercisable at prices ranging from $.50 to $.78 per share under the granted options. Unexercised options begin to expire in January 2002.

                                                                    (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements


  (9)     ESCROW RECOVERY

     In November 1994, the Company recovered funds previously held in escrow pursuant to the terms of the Yates Field litigation (out of which the Company was originally formed). The principal portion of such funds was originally charged to expense by the Company as it was determined at the time the funds were placed in escrow that future recovery was uncertain. Certain conditions were, however, satisfied in 1994 that provided for release of the funds. The original principal of approximately $87,900 and accrued interest income on such funds while held in escrow of approximately $25,200 are included in other income for the year ended December 31, 1994.

(10) RELATED PARTY TRANSACTIONS

     In connection with the Merger (see note 2), the Company and Mr. Knox or other entities affiliated with Mr. Knox entered into three additional agreements effective April 25, 1994. Under a five-year Consulting Agreement among the Company, Mr. Knox and a company owned by Mr. Knox, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide, through the separate company owned by him, continued services to the Company with respect to site selection, market analysis, design, construction, motif, menu design, menu items, marketing and public relations relating to the Patrizio concept and any additional concepts developed by Mr. Knox for the Company in exchange for 1 1/2% of the gross revenues of the Company. The gross revenues of the Company subject to the 1 1/2% consulting fee are limited in the future to those generated by a maximum of 32 restaurants, as defined. Pursuant to this agreement, Mr. Knox, through the separate company, was entitled to receive approximately $86,900 and $57,900 during 1995 and 1994, respectively, which amounts are included in general and administrative expenses. Payment of the consulting fees earned in 1995 was forgiven by Mr. Knox to retain cash flows generated by restaurant operations in the Company and, accordingly, such amount was treated as an equity contribution in 1995. The Consulting Agreement is for an initial five-year term and may be extended by either party for an additional five years.

     Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. The second agreement provides a developer's royalty starting at 1/2 of 1% of gross revenues of the Company and escalates by 1/2 of 1% when six restaurants are opened, when twelve restaurants are opened, and when eighteen restaurants are opened for a total potential royalty of 2%. The royalty paid on gross revenues is capped at 32 restaurants total and no further royalty is paid on any restaurants numbering greater than
     32. Pursuant to this agreement, Mr. Knox earned a royalty of approximately $29,000 and $19,300 in 1995 and 1994, respectively, included in general and administrative expenses, from the Company for its use of the Patrizio concept. Payment of the developer's royalty earned in 1995 was forgiven by Mr. Knox for reasons similar to those discussed above regarding forgiven consulting fees and, accordingly, such amount was treated as an equity contribution in 1995.

                                                                    (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements


     The third agreement, entered into at the time of the Merger, and terminable by either party upon 30 days notice, provided for a continuation of the laundry services to the Patrizio restaurants by an affiliated company upon the same terms and conditions that were in effect prior to the Merger. In return, the Company agreed to provide Mr. Knox and the affiliated company in-house accounting services of the same type that are required by the two Patrizio restaurants. Effective January 1996, this mutual services agreement was cancelled and the Patrizio restaurants no longer receive laundry services from an affiliated company. Under the terms of the cancellation, the Company will receive $30,000 each year it continues to provide in-house accounting services to Mr. Knox and the affiliated company.

     Prior to the Merger Date, the Company shared corporate administrative functions, primarily accounting, with certain of the Company's affiliates. The cost of these administrative functions was allocated to the companies based on estimated employee time expended. Such costs consist primarily of salaries and occupancy expenses.

     The notes payable to stockholder are unsecured and payable on demand. The notes bear interest at 6% per annum. Interest expense for such notes aggregated approximately $12,600 and $6,800 in 1995 and 1994, respectively, with the corresponding amount of accrued interest reflected in payable to affiliates at December 31, 1995 and 1994.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 107 (Statement 107), DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, effective January 1, 1995. Under Statement 107, the Company is required to disclose the fair value of certain financial instruments in its consolidated financial statements. Statement 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts of cash and cash equivalents, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.

     Notes payable to stockholder (as discussed in note 10) have an aggregate fair value of approximately $318,800 at December 31, 1995, based on discounted future cash flows over an estimated three year period outstanding using an estimated 10% incremental borrowing rate. Such estimates were determined by the Company based on future operating cash flow and market interest rate assumptions.

                                EXHIBIT INDEX

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------

       3.1 Certificate of Incorporation of the Company (filed as exhibit 3.1 of the Company's General Form of Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

       3.2 Amendment to Certificate of Incorporation of the Company, filed on January 22, 1990 (filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

       3.3 Bylaws of the Company (filed as exhibit 3.2 of the Company's General Form for Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

       3.4 Amendment to Bylaws of the Company, adopted June 29, 1990 (filed as exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

       10.1 Agreement and Plan of Merger, by and among Sixx, the Subsidiary, Patrizio I, Patrizio II and Jack D. Knox ("Knox"), dated as of April 25, 1994 with exhibits and disclosure schedules (filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

       10.2 Consulting Agreement, by and between Sixx and Comico Corporation ("Comico"), dated as of April 25, 1994 (filed as exhibit A of Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

       10.3 Registration Rights Agreement, by and between Sixx and Knox, dated April 25, 1994 (filed as exhibit B of Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

       10.4         Developer's Royalty Agreement, by and between Sixx and
                    Knox, dated as of April 25, 1994 (filed as exhibit C of Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

       10.5 Agreement for Continued Mutual Services, by and among Sixx, Cafe Pacific, Inc., the Subsidiary, Comico and Knox, dated as of April 25, 1994 (filed as exhibit D of Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

       10.6         Audited Financial Statements of  Patrizio Restaurant,
                    Inc. ((Patrizio I) as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993 (filed as exhibit F-1 to Amendment No. 1 of the Company's Current Report on Form 8-K/A dated
                    April 23, 1994, as amended, and incorporated herein by reference).

       10.7         Audited Financial Statements of Patrizio North, Inc.
                    (Patrizio II) as of December 31, 1993 and for the period from March 4, 1993 (inception) through December 31, 1993 (filed as exhibit F-2 to Amendment No. 1 of the Company's Current Report on Form 8-K/A dated April 23, 1994, as amended, and incorporated herein by reference).

       10.8 Form of Non-employee Director Stock Option Agreement by and between Sixx Holdings, Incorporated and non-employee directors, dated as of September 30, 1994 (filed as exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).


       27           Financial Data Schedule