Form 10QSB
period 1996-06-30
SIXX HOLDINGS INC
filed 1996-08-09
CIK 832407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

As of July 31, 1996, 1,360,169 common shares of the registrant were issued and outstanding.

PART I.   FINANCIAL INFORMATION

     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 1996 and the results of operations for the interim three-month and six-month periods ending June 30, 1996 and 1995. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  Sixx Holdings, Incorporated and Subsidiaries
                           Consolidated Balance Sheets
        (Rounded to nearest hundred, except shares and per share amounts)

                                                                                     June 30,             December 31,
                                                                                      1996                    1995
                                                                                   (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                                                        $  136,400                $   99,200
  Accounts receivable                                                                  44,000                    78,500
  Inventories                                                                          77,200                    67,800
  Prepaid expenses                                                                     64,500                    63,600
                                                                                   ----------                ----------
          Total Current Assets                                                        322,100                   309,100
Property and equipment (net)                                                        2,254,700                 2,435,800
Other assets                                                                           13,500                    23,400
                                                                                   ----------                ----------
                                                                                   $2,590,300                $2,768,300
                                                                                   ==========                ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
  Accounts payable                                                                 $   68,100                $  115,900
  Accrued liabilities                                                                 289,800                   237,400
  Payable to affiliates                                                                97,500                    34,300
  Notes payable to stockholder                                                        379,600                   359,600
                                                                                   ----------                ----------
          Total Current Liabilities                                                   835,000                   747,200
Deferred rent liabilities                                                              49,800                    69,400
                                                                                   ----------                ----------
TOTAL LIABILITIES                                                                     884,800                   816,600
                                                                                   ----------                ----------

STOCKHOLDERS' EQUITY
Common stock of $.01 par value:
  Authorized 12,000,000 shares; 1,360,169 shares
  issued and outstanding at June 30, 1996
  and December 31, 1995 (note 3)                                                       13,600                    13,600
Additional paid-in capital                                                          4,413,000                 4,413,000
Deficit (since August 1, 1989)                                                     (2,721,100)               (2,474,900)
                                                                                   ----------                ----------
TOTAL STOCKHOLDERS' EQUITY                                                          1,705,500                 1,951,700
                                                                                   ----------                ----------
                                                                                   $2,590,300                $2,768,300
                                                                                   ==========                ==========

     See accompanying notes to unaudited consolidated financial statements.

                  Sixx Holdings, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
             (Rounded to nearest hundred, except per share amounts)

                                                 Three Months            Three Months            Six Months            Six Months
                                                    Ended                    Ended                 Ended                 Ended
                                                   June 30,                 June 30,              June 30,              June 30,
                                                    1996                      1995                  1996                  1995
Restaurant revenues                               $1,763,400               $1,538,700           $3,234,900             $2,755,800

Restaurant costs and expenses:
Cost of sales                                        514,700                  457,400              936,300                815,300
Operating expenses                                   973,200                  842,700            1,808,000              1,568,800
Depreciation and amortization                         84,700                   76,100              171,700                157,000
                                                  ----------               ----------           ----------             ----------
Total restaurant costs and expenses                1,572,600                1,376,200            2,916,000              2,541,100
                                                  ----------               ----------           ----------             ----------

Income from
  restaurant operations                              190,800                  162,500              318,900                214,700

General and administrative expenses                  311,300                  324,300              584,100                608,600

Nonoperating income, net                               8,300                    2,400               19,000                  4,600

Net loss                                           ($112,200)               ($159,400)           ($246,200)             ($389,300)
                                                  ==========               ==========           ==========             ==========

Net loss per common share                             ($0.08)                  ($0.12)              ($0.18)                ($0.29)
                                                  ==========               ==========           ==========             ==========

     See accompanying notes to unaudited consolidated financial statements.

                  Sixx Holdings, Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                          (Rounded to nearest hundred)

                                                                      Six Months                Six Months
                                                                         Ended                    Ended
                                                                     June 30, 1996            June 30, 1995
Cash flows from operating activities:
   Net loss                                                            ($246,200)               ($389,300)
   Adjustments to reconcile net loss to net cash from
   operating activities:
     Depreciation and amortization                                       186,400                  168,100
     Gain on sale of property and equipment                               (7,900)                   ----
     Changes in assets and liabilities:
      Accounts receivable                                                 34,500                   58,700
      Inventories                                                         (9,400)                  (6,400)
      Prepaid expenses                                                      (900)                  28,500
      Other assets                                                         9,900                      600
      Accounts payable                                                   (47,800)                   7,200
      Accrued liabilities                                                 52,400                   11,800
      Payable to affiliates                                               63,200                   62,700
      Deferred rent liabilities                                          (19,600)                   3,300
                                                                        --------                 --------
                 Net cash provided by (used in) operating activities      14,600                  (54,800)
                                                                        --------                 --------
Cash flows from investing activities:
   Additions to property and equipment and
         lease incentives, net                                            (7,100)                 (22,400)
   Proceeds from sale of property and equipment                            9,700                    ---
                                                                        --------                 --------
                 Net cash provided by (used in) investing activities       2,600                  (22,400)
Cash flows from financing activities:
    Additions to loans from stockholder                                   20,000                    ---
                                                                        --------                 --------
                 Net cash provided by financing activities                20,000                    ---
                                                                        --------                 --------
Net increase (decrease) in cash and equivalents                           37,200                  (77,200)
Cash and cash equivalents at beginning of period                          99,200                  251,100
                                                                        --------                 --------
Cash and cash equivalents at end of period                              $136,400                 $173,900
                                                                        ========                 ========

     See accompanying notes to unaudited consolidated financial statements.

                  Sixx Holdings, Incorporated and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1996

(1)  Basis of Presentation

     In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements.

(2)  Accounting Policies

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 1995 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)  Reverse Stock Split

     On February 19, 1996, the Board of Directors of the Company approved a one-for-eight reverse stock split effective March 15, 1996. The reverse split reduced the Company's issued stock by 9,521,187 shares. Common stock was reduced by $95,200, with a corresponding increase to additional paid-in capital, retaining the $.01 par value per share. The Company's consolidated financial statements and all share amounts have been restated to reflect the reverse stock split. There has been no change in the authorized common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian food restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas opened in 1994.

Capital Resources and Liquidity:

     As of June 30, 1996 and 1995, the Company's cash and short-term investments were approximately $136,400 and $173,900 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. Future restaurant expansion will require additional capital. Evaluation of various financing options is under consideration by the Company at this time.

Results of Operations:

     As described in more detail  below during the  six-month  period ended June
30, 1996, revenues from restaurant operations increased 17%; income from restaurant operations increased from $214,700 in 1995 to $318,900 in 1996; and net loss decreased from $389,300 in 1995 to $246,200 in 1996.

     Restaurant revenues for the six month period ended June 30, 1996 increased $479,100 (17%) from the same period in 1995, primarily due to increased revenues generated from Patrizio II. Patrizio I accounted for 57% and 61% of the revenues for the six-month periods ended June 30, 1996 and 1995, respectively.

     Restaurant costs and expenses for the six-month period ended June 30, 1996 increased $374,900 (15%) from the same period in 1995. Cost of sales as a percent of restaurant revenues decreased from 29.6% for the six months ended June 30, 1995 to 28.9% for the same period in 1996.

     General and administrative expenses for the six-month period ended June 30, 1996 decreased $24,500 from the six-month period ended June 30, 1995.

     Nonoperating income increased during the first six months of 1996 compared to the same period of 1995 primarily due to the sale of certain equipment held at the corporate headquarters.

Impact of Inflation:

     The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage, which last increased in 1991. Enactment of recent legislation would increase the minimum wage by $.90 per hour over a two-year period effective October 1, 1996. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and, at last resort, menu price adjustments. Competitive pressures and the Company's strategy of providing an upscale dining experience for a moderate expense preclude the Company from frequent menu price adjustments. The cost of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of infrequent menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including the increase in the minimum wage.

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


                                                     SIXX HOLDINGS, INCORPORATED


                                                     By: /s/ Jack D. Knox
                                                         -----------------------
                                                         Jack D. Knox, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE                            TITLE                       DATE

                             Chairman of the Board,         August 5, 1996
/s/ Jack D. Knox             President and Director
- ----------------              (Principal Executive
Jack D. Knox                        Officer)


/s/ Catherine E. Blair       Chief Financial Officer        August 5, 1996
- ----------------------       (Principal Financial and
Catherine E. Blair              Accounting Officer)