Form 10QSB
period 1996-09-30
SIXX HOLDINGS INC
filed 1996-11-13
CIK 832407

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)
[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of November 12, 1996, 1,360,169 common shares of the registrant were issued and outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION


     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 1996 and the results of operations for the interim three-month and nine-month periods ending September 30, 1996 and 1995. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.   FINANCIAL STATEMENTS

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
       (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1996           1995
                                                   (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                        $   42,200      $   99,200
  ACCOUNTS RECEIVABLE                                  73,300          78,500
  INVENTORIES                                          71,700          67,800
  PREPAID EXPENSES                                     54,000          63,600
                                                   ----------      ----------
          TOTAL CURRENT ASSETS                        241,200         309,100
PROPERTY AND EQUIPMENT (NET)                        2,171,300       2,435,800
OTHER ASSETS                                           13,500          23,400
                                                   ----------      ----------
                                                   $2,426,000      $2,768,300
                                                   ----------      ----------
                                                   ----------      ----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                 $   91,800      $  115,900
  ACCRUED LIABILITIES                                 308,900         237,400
  PAYABLE TO AFFILIATES                               135,100          34,300
  NOTES PAYABLE TO STOCKHOLDER                        379,600         359,600
                                                   ----------      ----------
          TOTAL CURRENT LIABILITIES                   915,400         747,200
DEFERRED RENT LIABILITIES                              40,100          69,400
                                                   ----------      ----------
TOTAL LIABILITIES                                     955,500         816,600
                                                   ----------      ----------

STOCKHOLDERS' EQUITY
COMMON STOCK OF $.01 PAR VALUE:
  AUTHORIZED 12,000,000 SHARES; 1,360,169 SHARES
  ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1996
  AND DECEMBER 31, 1995 (NOTE 3)                       13,600          13,600
ADDITIONAL PAID-IN CAPITAL                          4,413,000       4,413,000
DEFICIT (SINCE AUGUST 1, 1989)                     (2,956,100)     (2,474,900)
                                                   ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                          1,470,500       1,951,700
                                                   ----------      ----------
                                                   $2,426,000      $2,768,300
                                                   ----------      ----------
                                                   ----------      ----------

    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (ROUNDED TO NEAREST HUNDRED, EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS    THREE MONTHS   NINE MONTHS    NINE MONTHS
                                          ENDED            ENDED         ENDED          ENDED
                                       SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                           1996            1995           1996           1995
RESTAURANT REVENUES                     $1,678,700     $1,515,900     $4,913,600     $4,271,700

RESTAURANT COSTS AND EXPENSES:
COST OF SALES                              501,600        465,900      1,437,900      1,281,200
OPERATING EXPENSES                         901,000        868,100      2,709,000      2,436,800
DEPRECIATION AND AMORTIZATION               84,200         82,000        255,900        239,000
                                        ----------     ----------     ----------     ----------
TOTAL RESTAURANT COSTS AND EXPENSES      1,486,800      1,416,000      4,402,800      3,957,000
                                        ----------     ----------     ----------     ----------

INCOME FROM
  RESTAURANT OPERATIONS                    191,900         99,900        510,800        314,700

GENERAL AND ADMINISTRATIVE EXPENSES        436,900        174,200      1,021,000        782,900

NONOPERATING INCOME, NET                    10,000          3,700         29,000          8,200
                                        ----------     ----------     ----------     ----------
NET LOSS                                 ($235,000)      ($70,600)     ($481,200)     ($460,000)
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

NET LOSS PER COMMON SHARE                   ($0.17)        ($0.05)        ($0.35)        ($0.34)
                                            -------        -------        -------        ------
                                            -------        -------        -------        ------

       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (ROUNDED TO NEAREST HUNDRED)


                                                    NINE MONTHS    NINE MONTHS
                                                    ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                    1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                          ($481,200)    ($460,000)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH FROM OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                     277,700       255,700
     GAIN ON SALE OF PROPERTY AND EQUIPMENT             (7,900)        ----
     CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                5,200        58,300
      INVENTORIES                                       (3,900)        6,700
      PREPAID EXPENSES                                   9,600        41,300
      OTHER ASSETS                                       9,900           600
      ACCOUNTS PAYABLE                                 (24,100)       26,700
      ACCRUED LIABILITIES                               71,500       (18,000)
      PAYABLE TO AFFILIATES                            100,800       (12,100)
      DEFERRED RENT LIABILITIES                        (29,300)        3,500
                                                     ---------     ---------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                         (71,700)      (97,300)
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT AND
    LEASE INCENTIVES, NET                              (15,000)      (30,200)
   PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT          9,700         ----
                                                     ---------     ---------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                          (5,300)      (30,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
    ADDITIONS TO LOANS FROM STOCKHOLDER                 20,000         ----
                                                     ---------     ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES      20,000         ----
                                                     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (57,000)     (127,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        99,200       251,100
                                                     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  42,200      $123,600
                                                     ---------     ---------
                                                     ---------     ---------

    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

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

(3)  REVERSE STOCK SPLIT

     On February 19, 1996, the Board of Directors of the Company approved a one-for-eight reverse stock split effective March 15, 1996. The reverse split reduced the Company's issued stock by 9,521,187 shares. Common stock was reduced by $95,200, with a corresponding increase to additional paid-in capital, retaining the $.01 par value per share. The Company's consolidated financial statements and all share amounts have been retroactively restated to reflect the reverse stock split. There has been no change in the authorized common shares.

(4)  SUBSEQUENT EVENTS

     During the third quarter, the Company was pursuing an acquisition of a fourteen-location national chain of Italian restaurants that were operating under protection of Chapter 11 of the Bankruptcy Code. Subsequent to September 30, 1996, the Company gave notice through its attorney of the termination of its intent to acquire the acquisition target's assets out of Chapter 11.

     Accordingly, included in general and administrative expenses for the period ended September 30, 1996 are pre-acquisition costs and due diligence costs of approximately $208,000. It is estimated that additional costs will be expensed in the three months ending December 31, 1996.

     Subsequent to September 30, 1996, the majority shareholder of the Company advanced funds to the Company in the amount of $100,000 in exchange for a demand promissory note bearing interest at 8.25% per annum. Proceeds from this note, in addition to cash flow from operations, were used to pay pre-acquisition and due diligence costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas opened in 1994.
     Included in general and administrative expenses for the nine months ended September 30, 1996 are pre-acquisition costs of approximately $208,000 in connection with the Company's efforts to acquire a fourteen-store Italian restaurant chain out of Chapter 11 bankruptcy. It is estimated that additional costs will be expensed in the three months ending December 31, 1996.
     Subsequent to September 30, 1996, the majority shareholder of the Company advanced $100,000 to the Company in exchange for a demand promissory note bearing interest at 8.25% per annum. Proceeds from this note, in addition to cash flow from operations, will be used to pay pre-acquisition costs noted above.

CAPITAL RESOURCES AND LIQUIDITY:

     As of September 30, 1996 and 1995, the Company's cash and short-term investments were approximately $42,200 and $123,600 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. In addition, proceeds from a note from the majority shareholder, as well as possible future advances from the majority shareholder, will fund the pre-acquisition costs not paid by cash flow from operations.

RESULTS OF OPERATIONS:

     Revenues from restaurant operations increased from $4,271,700 to $4,913,600 (15%) for the nine months ended September 30, 1995 and 1996, respectively; income from restaurant operations increased 62% from $314,700 in 1995 to $510,800 in 1996; and net loss increased from $460,000 in 1995 to $481,200 in 1996.
     Restaurant revenues for the nine-month period ended September 30, 1996 increased $641,900 (15%) from the same period in 1995, primarily due to increased revenues generated from Patrizio II. Patrizio I accounted for 56% of nine months' revenues in 1996 and 61% of the revenues for the same nine-month period ended September 30, 1995.
     Restaurant costs and expenses for the nine-month period ended September
30, 1996 increased $445,800 (11%) from the same period in 1995. Cost of sales as a percent of restaurant revenues decreased from 30% for the nine months ended September 30, 1995 to 29.2% for the same period in 1996.
     General and administrative expenses for the nine-month period ended September 30, 1996 increased $238,100 from the nine-month period ended
September 30, 1995. Included in the September 30, 1996 balance is $208,000 of pre-acquisition costs associated with the potential acquisition of the fourteen-unit Italian chain.
     Nonoperating income increased during the first nine months of 1996 compared to the same period of 1995 primarily due to the sale of certain excess equipment and furnishings from the corporate offices.

IMPACT OF INFLATION:

     The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates
based upon the federal minimum wage.    Enactment of recent legislation
increased the minimum wage by $0.90 per hour over a two-year period effective October 1, 1996. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and one menu price adjustment of 2%. The cost of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including the increase in the minimum wage.

SEASONALITY

     The Company's business is somewhat seasonal in nature, with restaurant revenues being stronger in the spring and autumn when patrons can be seated comfortably on each restaurant's outdoor patio.

FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local market served by the Company's restaurants, competitive factors such as changes in the locations, menus, pricing or other aspects of competitors' operations, the weather in each of the locations, expense pressures relating to labor and supplies, and unanticipated general and administrative expenses, including the costs of additional acquisitions, expansion or financing.

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

SIGNATURE                   TITLE                       DATE

/s/ Jack D. Knox            Chairman of the Board,      November 12, 1996
----------------            President and Director
Jack D. Knox                 (Principal Executive
                                    Officer)

/s/ Catherine E. Blair      Chief Financial Officer     November 12, 1996
----------------------       (Principal Financial
Catherine E. Blair          and Accounting Officer)