Form 10KSB40
period 1996-12-31
SIXX HOLDINGS INC
filed 1997-04-15
CIK 832407

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       U. S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

                                     FORM 10-KSB
(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1996

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

             Securities Registered Pursuant to Section 12(g) of the Act:
                                 TITLE OF EACH CLASS
                                 -------------------
                        Common Stock, $.01 par value per share

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                          No
                  ------                           ------

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Revenues for the year ended December 31, 1996 were $6,570,000.

    As of February 20,1997 the registrant had issued and outstanding 1,359,274 shares of the Company's common stock, $.01 par value.

     The aggregate market value of the approximately 18% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 20, 1997, was approximately $489,660. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE
None

    Transitional Small Business Disclosure Format   Yes [ ]     No  [X]

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Sixx Holdings, Incorporated (formerly "Yates Unit, Inc."), a Delaware corporation ("Sixx" or the "Company"), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (formerly Summit Energy, Inc.) ("Caspen") in the Yates Field Unit. The assets and operations were transferred to Sixx on March 3, 1988, and, after settlement of certain litigation in August 1989, consisted primarily of cash and cash equivalents until April 25, 1994 when Patrizio Restaurant, Inc., a Texas corporation and Patrizio North, Inc., a Texas corporation, were merged (the "Merger") with and into Patrizio Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of Company. At the effective time of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.

    Prior to the Merger, Patrizio Restaurant, Inc. owned and operated an upscale Italian food restaurant in Dallas, Texas (Patrizio I) and Patrizio North, Inc. owned and operated a similar restaurant in Plano, Texas (Patrizio
II). All assets acquired in the Merger, which include the two existing restaurants, the "Patrizio" concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, will continue to be utilized in operating the existing two restaurants.

PATRIZIO RESTAURANT, INC.

    The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.00 to $8.97. Alcoholic beverages, which are served primarily with meals (as opposed to bar service) generated approximately 27% and 25% of all restaurant revenues for 1996 and 1995, respectively. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,288 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

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

EMPLOYEES

    As of December 31, 1996, the Company employed six persons in its corporate headquarters and approximately 170 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

GOVERNMENTAL REGULATION

    The Company is subject to various federal, state, and local laws affecting its business. Many stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors have increased, and can be expected to continue to increase, both the cost of and the time required for constructing new restaurants as well as the cost of operating Company restaurants. The Company's restaurants are subject to various health, sanitation, and safety standards and are also subject to state and local licensing and regulation with respect to the service of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. Liquor licenses must be renewed annually. The Company has not encountered any significant problems relating to alcoholic beverage licenses and permits to date.

    The Company may be subject in certain states to "dram-shop" statutes, which may establish liability for improper alcoholic beverage service. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

    The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements, and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and accordingly, increases in the minimum wages increase the Company's labor costs. The federal minimum wage per hour was increased from $2.09 to $2.13 for service personnel and from $3.80 to $4.25 for all other hourly employees in April 1991. The federal minimum wage per hour was increased from $4.25 to $4.75 for non-service personnel effective October 1,1996 and will increase from $4.75 to $5.15 effective September 1, 1997.

    Prior to the Merger, effective November 3, 1990, Patrizio Restaurant, Inc., and on October 21, 1993, Patrizio North, Inc. elected to become non-subscribers of the Texas Workers' Compensation Act. Upon this election, excess liability insurance was acquired. Although this election has been favorable, the Texas Workers' Compensation Act has undergone certain favorable reforms, with further changes expected. Effective February 1, 1997, Patrizio Restaurant, Inc. elected to re-enter the Texas Workers' Compensation program.


ITEM 2.  DESCRIPTION OF PROPERTIES

    As of December 31, 1996, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease expires in 1998 and the Patrizio II lease expires in 2003 excluding renewal options not yet exercised for both restaurant leases. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court, with its lease expiring in 1998 excluding renewal options not yet exercised.


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

-----------------------------------------------------------------------------
1996:                                High Bid            Low Bid
First Quarter                          4.00                2.25
Second Quarter                         4.00                2.50
Third Quarter                          5.00                2.50
Fourth Quarter                         5.50                3.00

1995:                                High Bid            Low Bid
First Quarter                          4.50                3.00
Second Quarter                         6.50                3.00
Third Quarter                          5.50                4.00
Fourth Quarter                         4.00                2.00
-----------------------------------------------------------------------------

    As of February 20, 1997, there were approximately 2,200 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas opened in 1994.

    Included in general and administrative expenses for year ended December 31, 1996 are pre-acquisition costs and due-diligence costs of approximately $491,800 incurred in connection with the Company's efforts to acquire a fourteen-store Italian restaurant chain out of Chapter 11 bankruptcy. During the fourth quarter of 1996, the Company gave notice through its attorney of the termination of its intent to acquire the acquisition target's assets.

    In order to partially fund the pre-acquisition costs, the majority shareholder of the Company advanced to the Company in exchange for demand promissory notes bearing interest at rates from 8.25% to 9.25% per annum $200,000 during the fourth quarter of 1996 and $80,000 subsequent to December 31, 1996. Effective January 1, 1997, all notes to stockholder were modified to bear interest at 9.25% per annum.

CAPITAL RESOURCES AND LIQUIDITY:

    As of December 31, 1996, the Company's cash and short-term investments were approximately $118,100. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. In addition, proceeds from notes from the majority shareholder, as well as possible future advances from the majority shareholder, will fund pre-acquisition costs not funded by cash flow from operations.

RESULTS OF OPERATIONS:

    The Company's restaurant revenues increased from $5,796,000 to $6,570,000 (13.4%) for the years ended December 31, 1995 and 1996, respectively; loss from operations increased 27.5% from $631,300 in 1995 to $805,200 in 1996; and net loss increased 25.3% from $632,200 in 1995 to $792,400 in 1996.

    Restaurant revenues for the year ended December 31, 1996 increased $774,000 (13.4%) from the same period in

1995, primarily due to increased revenues generated from Patrizio II. Patrizio I accounted for 55.8% of annual revenues in 1996 and 60.7% of the revenues for year ended December 31, 1995. Patrizio II restaurant revenues for the year ended December 31, 1996 increased 27.3% over the year ended December 31, 1995.

    Cost of sales as a percent of restaurant revenues decreased from 30.0% for the year ended December 31, 1995 to 29.6% for the same period in 1996. Restaurant expenses totaled $3,579,200 for the year ended December 31, 1996, a 10.0% increase over 1995. Restaurant expenses were 50.3% of revenue at Patrizio I compared to 51.2% in the prior year. Patrizio II's restaurant expenses were 59.7% of revenue in 1996 compared to 63.4% in 1995. Patrizio II's decrease is due to increased efficiencies in scheduling and purchasing and the 27.3% increase in revenues for the 1996 over 1995.

    Depreciation and amortization was $374,800 for the year ended December 31, 1996 and $348,200 for the year ended December 31, 1995. The increase is due primarily to the full year's depreciation and amortization of leasehold improvements made to Patrizio I at the end of 1995.

    General and administrative expenses were $1,479,000 for the year ended December 31, 1996, compared to $1,085,100 in 1995. Included in the 1996 balance is $491,800 of pre-acquisition and due diligence costs associated with the potential acquisition of a fourteen-unit Italian chain. Therefore, the change in general and administrative costs between 1995 and 1996 is comprised of a decrease of $97,900 in costs unrelated to the acquisition and an increase of $491,800 in pre-acquisition costs. The decrease is primarily due to a reduction in corporate office space effective January 1996 and to continued efforts in monitoring costs on a corporate level.

    Interest expense-stockholder of $25,900 reflects an increase of $13,300 over the 1995 expense of $12,600 as a result of increased principal amounts outstanding in 1996. Principal additions of $150,000 and $200,000 were made in the fourth quarters of 1995 and 1996, respectively.

    Other income was $37,400 for the year ended December 31, 1996 and $11,600 for the year ended December 31, 1995. The majority of the increase from 1995 to 1996 is comprised of $33,000 from affiliates for accounting and management services. In prior years, these services were provided in exchange for defined services in accordance with agreements in place at the time.

    As described in note 6 to the Company's audited consolidated financial statements, no federal or state income taxes were payable by the Company during the years presented and none was provided for in the consolidated financial statements.

IMPACT OF INFLATION

    The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Enactment of recent legislation increased the minimum wage by $0.90 per hour over a two-year period effective October 1, 1996. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and minimal menu price adjustments. The cost of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including the increase in the minimum wage.

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

ACCOUNTING MATTERS

    In June 1996, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 has been amended by SFAS No. 127 which amends the effective date of certain provisions for these transactions occurring after December 31, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS No. 125 will not be material.

    In February 1997, the FASB adopted SFAS No. 128, "Earnings Per Share", which provides accounting and reporting standards for calculating earnings per share after December 15, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS No. 128 will not be material.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements are set forth herein commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has nothing to report under this item.

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Set forth below is certain information concerning the directors and executive officers of the Company:

         NAME                     AGE            POSITION WITH THE COMPANY
         ----                     ---            -------------------------
    Jack D. Knox                  59             Chairman of the Board,
                                                 President and Director

    Dorothy L. Douglas            52             Secretary and Treasurer

    G. Michael Boswell            56             Director

    R. Ted Enloe, Jr.             58             Director

    Richard Mullen                57             Director


    The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of four directors, with the term of G. Michael Boswell expiring in May

1997, the term of Robert Ted Enloe III expiring in May 1998, and the terms of Jack D. Knox and Richard T. Mullen expiring in May of 1999 or until their successor shall have been duly elected and qualified.

    The following is a brief account of the business experience, during the past five years, of each director and executive officer of the Company. Each of the directors and the officers is a citizen of the United States.

    Jack D. Knox has been Chairman of the Board and President of the Company since January 1988. Mr. Knox served as President of Summit Energy, Inc., Dallas, Texas, an American Stock Exchange listed oil and gas company, from its inception in 1970 through April 1989, and as a director through January 1990. Mr. Knox is also director of El Chico Restaurants, Inc., a restaurant company listed on the NASDAQ.

    Dorothy L. Douglas was elected Treasurer of the Company in April 1988 and Secretary in May 1990. Ms. Douglas also served as Secretary of Caspen Oil, Inc. from December 1987 until May 1990. Prior to joining Caspen Oil, Inc. in February 1986 as Administrative Assistant to Jack D. Knox, Ms. Douglas was employed by May Petroleum Inc. from May 1965 until January 1986, serving as Administrative Vice President from 1975 until 1980 and as Secretary from 1974 until 1986.

    G. Michael Boswell has been a director of the Company since April 1988. He served as Secretary of the Company from January 1988 to May 1990. Mr. Boswell is presently involved in private investments and the practice of law. He served as the Chariman of the Board and President of Sunshine Mining Co., Dallas, Texas, a New York Stock Exhange listed silver mining, precious metals, and oil and gas producing company, from October 1977 to November 1992. Mr. Boswell is also a director of a wholly-owned special purpose subsidiary of Mesa, Inc., a New York Stock Exchange listed company.

    Robert Ted Enloe III has been a director of the Company since February
1993. He is the managing general partner of Balquita Partners, Ltd., a real estate and securities investment partnership. He served as President of Liberte' Investors from March 1995 until August 1996 and was chief executive officer from April 1992 until August 1996. Mr. Enloe also serves as a director of Compaq Computer Corporation, a computer manufacturer, and Liberte' Investors, Inc., a holding company seeking acquisitions of operating companies. In connection with a previously planned and announced restructuring of its debt, Liberte' filed a petition for protection under Chapter 11 of the Federal bankruptcy laws in October of 1993.

    Richard T. Mullen has been a director of the Company since February 1993. He is President of The Mullen Company, Dallas, Texas, a real estate brokerage, development, and management company, and has served in this position for more than five years.

    There is no family relationship among the nominees or present directors and any executive officer of the Company.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1996 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

    The total compensation paid during 1996, 1995 and 1994 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                              SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                                       Annual Compensation            Awards
                                  ------------------------------   ------------
                                                                    Securities
                                                          Other     Underlying
                                                         Annual       Options/     All Other
    Name                 Year        Salary     Bonus     Comp.       SARs(#)     Compensation
------------             ----     -----------   -----   ---------   ----------   -------------
Jack D. Knox             1996     $    --(1)   $--     $3,436(2)        --           $2,545(3)
Chairman of the Board    1995     $    --(1)   $--     $2,727(2)        --           $1,750(3)
 and President (Chief    1994     $25,000(1)   $--     $4,727(2)        --           $1,740(3)
 Executive Officer)

(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, during 1994 and 1995, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. See "Certain Relationships and Related Transactions."

(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $1,800, $600 and $1,500 for the years ended December 31, 1996, 1995 and 1994, respectively, in fees paid to Mr. Knox as a director of the Company.

(3) Reflects the Company-paid premium for a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of the Record Date, with respect to (i) any person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) the number of shares of Common Stock beneficially owned by each director and nominee for director, (iii) the number of shares of Common Stock beneficially owned by each executive officer named in the Summary Compensation Table presented below under the heading "Compensation of Directors and Executive Officers," and (iv) the number of shares of Common Stock owned by all directors and officers of the Company as a group.

                                              AMOUNT       PERCENT
         NAME & ADDRESS OF                 BENEFICIALLY       OF
         BENEFICIAL OWNER                    OWNED (1)      CLASS
         -----------------                 ------------    -------
         Jack D. Knox                       1,095,898       80.6%
         300 Crescent Court, #1630
         Dallas, Texas

         G. Michael Boswell                     6,375(2)    less than 1.0%
         Danbury, Texas

         Robert Ted Enloe III                   6,375(2)    less than 1.0%
         Dallas, Texas

         Richard T. Mullen                      6,375(2)    less than 1.0%
         Dallas, Texas

         All Directors and
         Officers as a Group
         (5 persons)                        1,115,143(2)    82.0%


__________________

(1) Each person has sole voting and dispositive power over the shares indicated.

(2) Does not include 6,875 shares each of Common Stock issuable upon exercise of stock options granted to Messrs. Boswell, Enloe and Mullen that were canceled effective December 27, 1996.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 25, 1994, a subsidiary of the Company merged (the "Merger") with entities wholly-owned by the Company's majority shareholder to own and operate two existing upscale Italian food restaurants, the restaurant concept, design and motif and the other assets used in the day-to-day operation of the restaurants.

    In connection with the Merger, the Company and Mr. Knox or other entities affiliated with Mr. Knox entered into three additional agreements effective April 25, 1994. Under a five-year Consulting Agreement among the Company, Mr. Knox and a company owned by Mr. Knox, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide, through the separate company owned by him, continued services to the Company with respect to site selection, market analysis, design, construction, motif, menu design, menu items, marketing and public relations relating to the Patrizio concept and any additional concepts developed by Mr. Knox for the Company in exchange for one and one-half percent of the gross restaurant revenues of the Company. The gross revenues of the Company subject to the one and one-half percent consulting fee are limited in the future to those generated by a maximum of 32 restaurants, as defined. Pursuant to this agreement, Mr. Knox, through the separate company, was entitled to receive approximately $98,700 and $86,900 during 1996 and 1995, respectively, which amounts are included in general and administrative expenses. There was no payment of the consulting fee earned in 1996; accordingly, it is included in payable to affiliates. Payment of the $86,900 consulting fees earned in 1995 was forgiven by Mr. Knox so that the Company could retain 100% of all cash flows generated by restaurant operations. Such amount was treated as an equity contribution in 1995. The Consulting Agreement is for an initial five-year term and may be extended by either party for an additional five years.

    Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. The second agreement provides a developer's royalty starting at 1/2 of 1% of gross revenues of the Company and escalates 1/2 of 1% when six restaurants are opened, when twelve restaurants are opened, and when eighteen restaurants are opened for a total potential royalty of 2%. The royalty paid on gross revenues is capped at 32 restaurants total and no further royalty is paid on any restaurants numbering greater than 32. Pursuant to this agreement, Mr. Knox earned a royalty of approximately $32,900 and $29,000 in 1996 and 1995, respectively, included in general and administrative expenses, from the Company for its use of the Patrizio concept. There was no payment of the royalty fee earned in 1996; accordingly, it is included in payable to affiliates. Payment of the developer's royalty earned in 1995 was forgiven by Mr. Knox so that the Company could retain 100% of all cash flows from restaurant operations. Such amount was treated as an equity contribution by Mr. Knox in 1995.

    The third agreement, entered into at the time of the merger, and terminable by either party upon 30 days notice, provides for a continuation of the laundry services to the Patrizio restaurants by an affiliated company upon the same terms and conditions that were in effect prior to the merger. In return, the Company agreed to provide Mr. Knox and the affiliated company in-house accounting services of the same type that are required by the two Patrizio restaurants. Effective January 1996, this mutual services agreement was canceled and the Patrizio restaurants no longer receive laundry services from an affiliated company. Under the terms of the cancellation, the Company will receive $2,500 per month ( $30,000 each year) it continues to provide in-house accounting services to Mr. Knox and the affiliated company. Effective July 1, 1996, the Company received $3,000 per month for such services; accordingly, $33,000 is included in other income.

    The notes payable to Mr. Knox are unsecured and payable on demand. Notes totaling $359,600, bearing interest at 6% per annum, were outstanding at December 31, 1995. During 1996, $20,000, $100,000 and $100,000 of notes were issued bearing interest rates at 6%, 8.25%, and 9.25% per annum, respectively, for a total outstanding at December 31, 1996 of $579,600. Interest expense for such notes aggregated approximately $25,900 and $12,600 in 1996 and 1995, respectively, with the corresponding amount of accrued interest reflected in payable to affiliates at December 31, 1996 and 1995. Effective January 1, 1997, the interest rates of notes bearing 6% and 8.25% (totaling $479,600) were modified to bear interest at 9.25% per annum. Subsequent to December 31, 1996, an additional $80,000 of notes payable to stockholder were issued bearing interest at 9.25% per annum. The notes are unsecured and payable on demand.

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

              3.3 Amendment to Certificate of Incorporation of the Company, filed on March 15, 1996.

              3.4 Bylaws of the Company (filed as exhibit 3.2 of the Company's General Form for Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

              3.5 Amendment to Bylaws of the Company, adopted June 29, 1990 (filed as exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

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

                   Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

              10.6 Form of Non-employee Director Stock Option Agreement by and between Sixx Holdings, Incorporated and non-employee directors, dated as of September 30, 1994 (filed as exhibit
                   10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

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

Date:  April 10, 1997

                                            SIXX HOLDINGS, INCORPORATED



                                            By:  /s/  JACK D. KNOX
                                               ------------------------------
                                               Jack D. Knox, Chairman of the
                                               Board, President, and Director


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.


           SIGNATURES                      TITLES                    DATE
           ----------                      ------                    ----

       /s/  JACK D. KNOX              Chairman of the Board,     April 10, 1997
------------------------------       President, and Director
         Jack D. Knox             (Principal Executive Officer)


   /s/  CATHERINE E. BLAIR           Chief Financial Officer
------------------------------      (Principal Financial and
      Catherine E. Blair               Accounting Officer)


   /s/  G. MICHAEL BOSWELL                  Director             April 10, 1997
------------------------------
      G. Michael Boswell


  /s/  ROBERT TED ENLOE III                 Director             April 10, 1997
------------------------------
     Robert Ted Enloe III


   /s/  RICHARD T. MULLEN                   Director             April 10, 1997
------------------------------
      Richard T. Mullen

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                          Consolidated Financial Statements

                              December 31, 1996 and 1995


                     (With Independent Auditors' Report Thereon)

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Index to Consolidated Financial Statements

                                                                                 PAGE
                                                                                 ----
Independent Auditors' Report...................................................   F-2

Consolidated Balance Sheets at December 31, 1996 and 1995......................   F-3

Consolidated Statements of Operations for the years ended
    December 31, 1996 and 1995.................................................   F-4

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1996 and 1995.................................................   F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 1996 and 1995.................................................   F-6

Notes to Consolidated Financial Statements.....................................   F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Dallas, Texas
February 21, 1997

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

        (Rounded to nearest hundred, except share and per share amounts)

                         ASSETS                                  1996         1995
                         ------                              ----------   ----------
Current assets:
  Cash and cash equivalents                                 $   118,100       99,200
  Accounts receivable                                            57,400       78,500
  Inventories                                                    75,800       67,800
  Prepaid expenses                                               56,400       63,600
                                                            -----------   ----------
                   Total current assets                         307,700      309,100

Net property and equipment (note 2)                           2,082,400    2,435,800
Other assets                                                     13,700       23,400
                                                            -----------   ----------
                                                            $ 2,403,800    2,768,300
                                                            -----------   ----------
                                                            -----------   ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable                                          $   262,500      115,900
  Accrued liabilities (note 3)                                  196,100      237,400
  Payable to affiliates (note 9)                                179,200       34,300
  Notes payable to stockholder (note 9)                         579,600      359,600
                                                            -----------   ----------
                 Total current liabilities                    1,217,400      747,200

Deferred rent liabilities (note 4)                               31,200       69,400
                                                            -----------   ----------
                 Total liabilities                            1,248,600      816,600
                                                            -----------   ----------

Stockholders' equity (notes 7 and 8):
  Common stock of $.01 par value.  Authorized 12,000,000
   shares; 1,359,274 shares in 1996 and 1,360,169 shares
   in 1995 issued and outstanding                                13,600       13,600
  Additional paid-in capital                                  4,408,900    4,413,000
  Accumulated deficit (since August 1, 1989)                 (3,267,300)  (2,474,900)
                                                            -----------   ----------
                 Total stockholders' equity                   1,155,200    1,951,700

Commitments and contingent liability (note 5)
                                                            -----------   ----------
                                                            $ 2,403,800    2,768,300
                                                            -----------   ----------
                                                            -----------   ----------

See accompanying notes to consolidated financial statements.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Operations

                        Years ended December 31, 1996 and 1995

                (Rounded to nearest hundred, except per share amounts)



                                                      1996           1995
                                                      ----           ----

Restaurant revenues                               $ 6,570,000     5,796,000
                                                  -----------    ----------

Costs and expenses:
  Cost of sales                                     1,942,200     1,738,100
  Restaurant expenses                               3,579,200     3,255,900
  Depreciation and amortization                       374,800       348,200
  General and administrative expenses (note 9)      1,479,000     1,085,100
                                                  -----------    ----------
          Total costs and expenses                  7,375,200     6,427,300
                                                  -----------    ----------

          Loss from operations                       (805,200)     (631,300)

Nonoperating income (expense):
  Interest expense - stockholder (note 9)             (25,900)      (12,600)
  Interest income                                       1,300           100
  Other income (note 9)                                37,400        11,600
                                                  -----------    ----------
          Net loss                                $  (792,400)     (632,200)
                                                  -----------    ----------
                                                  -----------    ----------

Loss per common share                             $      (.58)   $     (.46)
                                                  -----------    ----------
                                                  -----------    ----------

Weighted average common shares outstanding          1,359,460     1,360,169
                                                  -----------    ----------
                                                  -----------    ----------

See accompanying notes to consolidated financial statements.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Consolidated Statements of Stockholders' Equity

                        Years ended December 31, 1996 and 1995

                  (Rounded to nearest hundred, except share amounts)


                                                     Common Stock      Additional                   Total
                                                 --------------------    Paid-in   Accumulated   Stockholders'
                                                   Shares     Amount     Capital      Deficit       Equity
                                                   ------     ------     -------      -------       ------

Balance at December 31, 1994 (note 7)            1,360,169   $ 13,600   4,297,100   (1,842,700)    2,468,000
Consulting and developer's royalty
  fees contributed by stockholder (note 9)               -          -     115,900            -       115,900
Net loss                                                 -          -           -     (632,200)     (632,200)
                                                 ---------   --------   ---------  ----------      ---------
Balance at December 31, (note 7)                 1,360,169     13,600   4,413,000   (2,474,900)    1,951,700

Cash paid in lieu of fractional shares (note 7)       (895)         -      (4,100)           -        (4,100)
Net loss                                                 -          -           -    (792,400)      (792,400)
                                                 ---------   --------   ---------  ----------      ---------
Balance at December 31, 1996 (note 7)            1,359,274   $ 13,600   4,408,900  (3,267,300)     1,155,200
                                                 ---------   --------   ---------  ----------      ---------
                                                 ---------   --------   ---------  ----------      ---------

See accompanying notes to consolidated financial statements.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                    Years ended December 31, 1996 and 1995

                         (Rounded to nearest hundred)

                                                      1996           1995
                                                   ----------     ---------
Cash flows from operating activities:
  Net loss                                         $(792,400)     (632,200)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                    374,800       348,200
    Gain on sale of property and equipment            (7,900)            -
    Consulting and developer's royalty fees
     contributed by stockholder                            -       115,900
    Changes in assets and liabilities:
      Accounts receivable                             21,100       (17,200)
      Inventories                                     (8,000)       12,100
      Prepaid expenses                                 7,200        33,500
      Other assets                                     9,700           700
      Accounts payable                               146,600        73,400
      Accrued liabilities                            (41,300)       25,100
      Payable to affiliates                          144,900        (5,200)
      Deferred rent liabilities                      (38,200)      (29,600)
                                                   ---------      --------
        Net cash used in operating activities       (183,500)      (75,300)
                                                   ---------      --------

Cash flows from investing activities:
  Additions to property and equipment, net           (23,200)     (226,600)
  Proceeds from sale of property and equipment         9,700             -
                                                   ---------      --------
        Net cash used in investing activities        (13,500)     (226,600)
                                                   ---------      --------

Cash flows from financing activities:
  Additions to loans from stockholder                220,000       150,000
  Cash paid in lieu of fractional shares
   for reverse stock split                            (4,100)            -
                                                   ---------      --------
        Net cash provided by financing activities    215,900       150,000
                                                   ---------      --------

Net increase (decrease) in cash and equivalents       18,900      (151,900)
Cash and cash equivalents at beginning of year        99,200       251,100
                                                   ---------      --------
Cash and cash equivalents at end of year           $ 118,100        99,200
                                                   ---------      --------
                                                   ---------      --------


See accompanying notes to consolidated financial statements.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995

              (rounded to nearest hundred, except share amounts)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  GENERAL

         Sixx Holdings, Incorporated, a Delaware corporation (the Company), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (Caspen) in the Yates Field Unit. Certain assets and operations of Caspen, along with liabilities associated therewith and certain litigation, were transferred to the Company on March 3, 1988. As a result of the settlement of the Yates Field litigation, the assets of the Company consisted principally of cash and cash equivalents until April 25, 1994 when the Company merged (the Merger) with Patrizio Restaurant, Inc. and Patrizio North, Inc., both Texas corporations wholly-owned by the Company's majority shareholder. The Company and its subsidiaries own and operate two full service, Italian concept Patrizio restaurants located in the Dallas, Texas metropolitan area. The restaurants were opened on September 22, 1989 and March 14, 1994, respectively.

    (b)  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements present the consolidated financial information of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (c)  STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1996 and held approximately $11,900 in money market funds at December 31, 1995. The Company paid no income taxes or interest during the years presented.

    (d)  INVENTORIES

         Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

    (e)  PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 2 to 10 years.




                                    F-7                             (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


         Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the improvements of generally 2 to 15 years. Repairs and maintenance are charged to operations as incurred.

    (f)  PREOPENING COSTS

         Labor costs and costs of hiring and training personnel and certain other costs relating to the opening of restaurants are expensed as incurred.

    (g)  ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs amounted to $23,800 and $42,700 in 1996 and 1995, respectively.

    (h)  INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (i)  LOSS PER COMMON SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each year presented. Outstanding stock options have not been included in the computations as their effect is anti-dilutive.

    (j)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
         OF

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less


                                    F-8                             (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


         costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

    (k)  USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (l)  RECLASSIFICATIONS

         Certain previously reported financial information has been reclassified to conform to the 1996 presentation.

(2) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                    DECEMBER 31
                                             ------------------------
                                                1996          1995
                                             -----------   ----------

        Leasehold improvements               $ 2,201,200    2,200,200
        Furniture, fixtures and equipment      1,426,400    1,408,400
                                             -----------   ----------
                                               3,627,600    3,608,600
        Less accumulated depreciation
         and amortization                     (1,545,200)  (1,172,800)
                                             -----------   ----------
                                             $ 2,082,400    2,435,800
                                             -----------   ----------
                                             -----------   ----------

(3) Accrued Liabilities

    Accrued liabilities consist of the following:

                                                   December 31
                                               --------------------
                                                 1996         1995
                                               --------     -------

        Current portion - deferred
         rent liabilities                      $ 33,000      33,000
        Labor and related costs                  42,400      99,400
        Franchise, sales, liquor and
         property taxes                          61,100      56,500
        Other                                    59,600      48,500
                                               --------     -------
                                               $196,100     237,400
                                               --------     -------
                                               --------     -------


                                    F-9                             (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


(4) DEFERRED RENT LIABILITIES

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

(5) LEASES

    The Company leases its restaurant facilities, corporate office and storage under operating leases. The restaurant facilities have lease terms of ten years expiring in February 1998 and September 2003. These restaurant leases have one or two renewal clauses of five years each exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office lease expires in April 1998 and the storage lease expires in March 1999. A summary of rent expense follows:

                                             YEARS ENDED DECEMBER 31
                                             -----------------------
                                                 1996        1995
                                               --------     -------
        Minimum rentals                        $337,800     376,600
        Contingent rentals                       94,400      88,400
                                               --------     -------
                                               $432,200     465,000
                                               --------     -------
                                               --------     -------

    Commitments for future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1996 are as follows:

        1997                                             $  337,800
        1998                                                207,000
        1999                                                165,600
        2000                                                164,700
        2001                                                169,100
        Thereafter                                          415,000
                                                         ----------
             Total minimum lease payments                $1,459,200
                                                         ----------
                                                         ----------

    At December 31, 1996, the Company remains contingently liable for approximately $88,500 of future minimum rentals under a partial corporate office lease assignment to a third party that expires in April 1998.

                                    F-10                            (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


(6) INCOME TAXES

    No federal or state income taxes were payable by the Company during the years presented and none have been provided in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.

    Actual income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:

                                               YEARS ENDED DECEMBER 31
                                               -----------------------
                                                  1996          1995
                                               ----------     --------

        Computed "expected" tax benefit        $(269,400)     (214,900)
        Change in valuation allowance for
         deferred tax assets allocated to
         income tax expense                      235,100       183,700
        Consulting and developer's royalty
         fees contributed by stockholder               -        39,400
        Expired capital loss                      55,200             -
        FICA tip tax credit                      (22,300)      (11,200)
        Other                                      1,400         3,000
                                               ---------      --------
           Actual income tax benefit           $       -             -
                                               ---------      --------
                                               ---------      --------

    The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under SFAS 109 are as follows:

                                                       DECEMBER 31
                                               --------------------------
                                                  1996            1995
                                               -----------     ----------
        Deferred tax assets:
          Preopening costs capitalized
           for tax purposes                    $    28,500         42,700
          Deferred rent costs in excess
           of rent paid                             21,800         34,800
          Net operating loss carryforwards       1,462,400      1,261,000
          Capital loss carryforwards                42,200        100,000
          Alternative minimum tax credit
           carryforwards                           716,000        716,000
          Consulting and developer's royalty
           fees accrued for stockholder             52,800              -
          FICA tip tax credit carryforwards         66,300         32,500
          Other                                      8,900          6,400
                                               -----------     ----------
              Total gross deferred tax assets    2,398,900      2,193,400
              Less valuation allowance          (2,368,800)    (2,133,700)
                                               -----------     ----------
              Net deferred tax assets               30,100         59,700

          Deferred tax liabilities - basis in
           property and equipment                   30,100         59,700
                                               -----------     ----------
              Net deferred taxes               $         -              -
                                               -----------     ----------
                                               -----------     ----------



                                    F-11                            (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets (in excess of deferred tax liabilities) is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At present, management is unable to conclude on a more likely than not basis that the net deferred assets will be realized.

    Net operating loss carryforwards of $4,301,000 for federal income tax purposes expire between 2004 and 2011. Capital loss carryforwards of $124,200 expire in 1998. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

(7) REVERSE STOCK SPLIT

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

    In conjunction with the above reverse stock split, the Company paid $4,100 in lieu of a total of 895 fractional shares. This amount is reflected as a decrease in shares outstanding and additional paid-in capital.

(8) STOCK OPTIONS

    Options to purchase the Company's common shares were previously granted to all nonofficer directors. The exercise price for options granted was the market value at date of grant. Such options expired ten years from the date of grant or date of vesting, as defined, and became exercisable with respect to one-third of the total option grant on each successive anniversary of the date of grant, or date of vesting, as defined. On December 27, 1996, all of the options outstanding (43,125 shares with exercise prices between $4.00 and $6.24 per share) were cancelled for total consideration of $15,000.

    The Company previously applied the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its outstanding stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                                    F-12                            (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


    During 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. As a result of the cancellation of the outstanding stock options in 1996, the Company has not presented the pro forma disclosures required by SFAS No. 123.

(9) RELATED PARTY TRANSACTIONS

    In connection with the Merger (see note 1), the Company and Mr. Knox, a majority shareholder, or entities affiliated with Mr. Knox, entered into three additional agreements effective April 25, 1994. Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide, through a separate company owned by him, continued services to the Company with respect to site selection, market analysis, design, construction, motif, menu design, menu items, marketing and public relations relating to the Patrizio concept and any additional concepts developed by Mr. Knox for the Company in exchange for 1 1/2% of the gross revenues of the Company. The gross revenues of the Company subject to the 1 1/2% consulting fee are limited in the future to those generated by a maximum of 32 restaurants, as defined. Pursuant to this agreement, Mr. Knox, through the separate company, was entitled to receive approximately $98,700 and $86,900 during 1996 and 1995, respectively. The consulting fees are included in general and administrative expenses. No payment of the 1996 consulting fees earned was made in 1996 and, accordingly, they are included in payable to affiliates. The payment of the consulting fees earned in 1995 was forgiven by Mr. Knox to retain cash flows generated by restaurant operations in the Company and, accordingly, such amount was treated as an equity contribution. The Consulting Agreement is for an initial five-year term and may be extended by either party for an additional five years.

    Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. The second agreement provides a developer's royalty starting at 1/2 of 1% of gross revenues of the Company which escalates by 1/2 of 1% when six restaurants are opened, when twelve restaurants are opened, and when eighteen restaurants are opened for a total potential royalty of 2%. The royalty paid on gross revenues is capped at 32 restaurants total and no further royalty is paid on any number of restaurants greater than 32. Pursuant to this agreement, Mr. Knox earned a royalty for the Company's use of the Patrizio concept of approximately $32,900 and $29,000 in 1996 and 1995, respectively. The royalty fees are included in general and administrative expenses. No payment of the 1996 royalty fees earned was made in 1996 and accordingly, they are included in payable to affiliates. Payment of the royalty earned in 1995 was forgiven by Mr. Knox for reasons similar to those discussed above and, accordingly, such amount was treated as an equity contribution.

                                    F-13                            (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              (rounded to nearest hundred, except share amounts)


     The third agreement, entered into at the time of the Merger, and terminable by either party upon 30 days notice, provided for a continuation of the laundry services to the Patrizio restaurants by an affiliated company upon the same terms and conditions that were in effect prior to the Merger. In return, the Company agreed to provide Mr. Knox and the affiliated company in-house accounting services of the same type that are required by the two Patrizio restaurants. Effective in January 1996, this mutual services agreement was cancelled and the Patrizio restaurants no longer receive laundry services from an affiliated company. Under the terms of the cancellation, the Company receives $2,500 per each month ($30,000 each year) it continues to provide in-house accounting services to Mr. Knox and the affiliated company. Effective July 1, 1996, the Company began to receive $3,000 per month for such services and, accordingly, $33,000 is included in other income.

     The notes payable to stockholder are unsecured and payable on demand. During 1996, $20,000, $100,000 and $100,000 of notes were issued bearing interest at 6%, 8.25% and 9.25% per annum, respectively, for a total outstanding at December 31, 1996 of $579,600. Notes totalling $359,600, bearing interest at 6.00% per annum, were outstanding at December 31, 1995.

     Interest expense for such notes aggregated approximately $25,900 and $12,600 in 1996 and 1995, respectively, with the corresponding amount of accrued interest reflected in payable to affiliates at December 31, 1996 and 1995. Effective January 1, 1997, the interest rates of notes bearing 6.00% and 8.25% (totalling $479,600) were modified to 9.25%.

     During 1997, an additional $80,000 of notes payable to stockholder were issued bearing interest at 9.25% per annum. The notes are unsecured and payable on demand.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.

     Notes payable to stockholder (see note 9) have an aggregate fair value of approximately $374,000 and $318,800 at December 31, 1996 and 1995, respectively. The fair values are based on discounted future cash flows over an estimated four and three year period outstanding, respectively, using an estimated 9.25% and 10% incremental borrowing rate, respectively. Such estimates were determined by the Company based on future operating cash flow and market interest rate assumptions.