Form 10QSB
period 1997-03-31
SIXX HOLDINGS INC
filed 1997-05-14
CIK 832407

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
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

As of April 30, 1997, 1,359,274 common shares of the registrant were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION


   The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 1997 and the results of operations for the interim three-month periods ending March 31, 1997 and 1996. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
           (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                             MARCH 31,         DECEMBER 31,
                                               1997               1996
                                           -----------         ------------
                                           (UNAUDITED)

                                      ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                $     7,700         $   118,100
  ACCOUNTS RECEIVABLE                           77,100              57,400
  INVENTORIES                                   78,200              75,800
  PREPAID EXPENSES                              69,100              56,400
                                           -----------         -----------
          TOTAL CURRENT ASSETS                 232,100             307,700
PROPERTY AND EQUIPMENT (NET)                 1,996,100           2,082,400
OTHER ASSETS                                    11,300              13,700
                                           -----------         -----------
                                           $ 2,239,500         $ 2,403,800
                                           -----------         -----------
                                           -----------         -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                         $    67,600          $  262,500
  ACCRUED LIABILITIES                          231,200             196,100
  PAYABLE TO AFFILIATES                        222,900             179,200
  NOTES PAYABLE TO STOCKHOLDER                 659,600             579,600
                                           -----------         -----------
          TOTAL CURRENT LIABILITIES          1,181,300           1,217,400

DEFERRED RENT LIABILITIES                       24,200              31,200
                                           -----------         -----------
     TOTAL LIABILITIES                       1,205,500           1,248,600
                                           -----------         -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES;
    1,359,274 SHARES ISSUED AND
    OUTSTANDING AT MARCH 31, 1997
    AND DECEMBER 31, 1996                       13,600              13,600
  ADDITIONAL PAID-IN CAPITAL                 4,408,900           4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1,
    1989)                                   (3,388,500)         (3,267,300)
                                           -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY              1,034,000           1,155,200
                                           -----------         -----------
                                           $ 2,239,500         $ 2,403,800
                                           -----------         -----------
                                           -----------         -----------

    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (ROUNDED TO NEAREST HUNDRED, EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS       THREE MONTHS
                                            ENDED             ENDED
                                          MARCH 31,         MARCH 31,
                                            1997              1996
                                        -----------        ----------

RESTAURANT REVENUES                     $1,540,300         $1,471,500

RESTAURANT COSTS AND EXPENSES:
   COST OF SALES                           451,800            421,600
   RESTAURANT EXPENSES                     876,500            834,800
   DEPRECIATION AND AMORTIZATION            92,600             94,500
   GENERAL AND ADMINISTRATIVE EXPENSES     237,100            259,800
                                         ---------          ---------
     TOTAL COSTS AND EXPENSES            1,658,000          1,610,700

          LOSS FROM OPERATIONS            (117,700)          (139,200)


NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER          (14,100)            (5,500)
   INTEREST INCOME                          ---                   300
   OTHER INCOME, NET                        10,600             10,400
                                         ---------          ---------

          NET LOSS                       ($121,200)         ($134,000)
                                         ---------          ---------
                                         ---------          ---------

NET LOSS PER COMMON SHARE
                                            ($0.09)            ($0.10)
                                         ---------          ---------
                                         ---------          ---------

 SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (ROUNDED TO NEAREST HUNDRED)

                                                             THREE MONTHS         THREE MONTHS
                                                                 ENDED                ENDED
                                                               MARCH 31,            MARCH 31,
                                                                  1997                1996
                                                              ----------           ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
   NET LOSS                                                    ($121,200)          ($134,000)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
    OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                               92,600              94,500
      GAIN ON SALE OF PROPERTY AND EQUIPMENT                       ---                (7,900)
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                        (19,700)             (2,100)
      INVENTORIES                                                 (2,400)             (1,300)
      PREPAID EXPENSES                                           (12,700)             (6,700)
      OTHER ASSETS                                                 2,400               9,900
      ACCOUNTS PAYABLE                                          (194,900)            (55,700)
      ACCRUED LIABILITIES                                         35,100             (12,800)
      PAYABLE TO AFFILIATES                                       43,700              27,300
      DEFERRED RENT LIABILITIES                                   (7,000)             (9,800)
                                                               ---------            --------
         NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                            (184,100)            (98,600)
                                                               ---------            --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT AND
    LEASE INCENTIVES, NET                                         (6,300)              8,900
   PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                     ---                9,700
                                                               ---------            --------
         NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                              (6,300)             18,600
                                                               ---------            --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    ADDITIONS TO NOTES PAYABLE TO STOCKHOLDER                     80,000              20,000
                                                               ---------            --------
         NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                              80,000              20,000
                                                               ---------            --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (110,400)            (60,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 118,100              99,200
                                                               ---------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   7,700            $ 39,200
                                                               ---------            --------
                                                               ---------            --------

         SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

(1)  BASIS OF PRESENTATION

     In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements.

(2)  ACCOUNTING POLICIES

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 1996 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)  RELATED PARTY TRANSACTIONS

     Effective January 1, 1997, the loans from shareholders with rates less than 9.25% per annum were modified to bear interest at 9.25% per annum. During the three months ended March 31, 1997, the majority shareholder of the Company loaned to the Company $80,000 under demand promissory notes bearing interest at 9.25%. Subsequent to March 31, 1997, the majority shareholder of the Company loaned to the Company an additional $50,000 under the same terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

     As of March 31, 1997 and 1996 the Company's cash and cash equivalents were approximately $7,700 and $39,200 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. In addition, subsequent to March 31, 1997, the majority shareholder of the Company advanced $50,000 to the Company in exchange for a demand promissory note bearing interest at 9.25% per annum.

RESULTS OF OPERATIONS:

     Revenues from restaurant operations increased from $1,471,500 to $1,540,300 (4.7%) for the three months ended March 31, 1996 and 1997, respectively; loss from operations decreased 15.4% from $139,200 in 1996 to $117,700 in 1997; and net loss decreased 9.6% from $134,000 in 1996 to $121,200 in 1997.

     Restaurant revenues for the three-month period ended March 31, 1997 increased $68,800 (4.7%) from the same period in 1996, primarily because of increased revenues generated from Patrizio II. Patrizio I accounted for 55% and 58% of the revenues for the three-month periods ended March 31, 1997 and 1996, respectively.

     Restaurant expenses for the three-month period ended March 31, 1997 increased $41,700 (5.0%) from the same period in 1996 primarily because of the increase in revenues. Cost of sales as a percent of restaurant revenues increased from 28.7% for the three months ended March 31, 1996 to 29.3% for the same period in 1997 primarily because of the increase in food costs.

     General and administrative expenses for the three-month period ended March 31, 1997 decreased $22,700 (8.7%) from the three-month period ended March 31, 1996 because of continued cost control measures.

     Interest expense - stockholder increased during the first three months of 1997 compared to the same period of 1996 because of the increase in the principal balance of loans outstanding and the modification of the interest rates from 6% per annum in 1996 to 9.25% per annum in 1997.

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

                                   SIXX HOLDINGS, INCORPORATED


                                   By:  /s/ Jack D. Knox
                                      ---------------------------------------
                                          Jack D. Knox, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

          SIGNATURE                  TITLE                   DATE

                                 Chairman of the         May 12, 1997
/s/ Jack D. Knox                 Board, President
---------------------------       and Director
 Jack D. Knox                 (Principal Executive
                                      Officer)


/s/ Catherine E. Blair          Chief Financial         May 12, 1997
---------------------------   Officer (Principal
 Catherine E. Blair          Financial and Accounting
                                      Officer)