Form 10QSB
period 1997-06-30
SIXX HOLDINGS INC
filed 1997-08-08
CIK 832407

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[   ]  TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1997, 1,359,274 common shares of the registrant were issued and outstanding.

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION


     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 1997 and the results of operations for the interim three-month and six-month periods ending June 30, 1997 and 1996. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
      (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                         JUNE 30,      DECEMBER 31,
                                                           1997           1996
                                                       (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                           $     99,400    $    118,100
  ACCOUNTS RECEIVABLE                                       95,800          57,400
  INVENTORIES                                               77,100          75,800
  PREPAID EXPENSES                                          72,900          56,400
                                                      ------------    ------------
          TOTAL CURRENT ASSETS                             345,200         307,700
PROPERTY AND EQUIPMENT (NET)                             1,935,700       2,082,400
OTHER ASSETS                                                11,300          13,700
                                                      ------------    ------------
                                                      $  2,292,200    $  2,403,800
                                                      ------------    ------------
                                                      ------------    ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                    $     42,500    $    262,500
  ACCRUED LIABILITIES                                      269,400         196,100
  PAYABLE TO AFFILIATES                                    272,100         179,200
  NOTES PAYABLE TO STOCKHOLDER                             689,600         579,600
                                                      ------------    ------------
          TOTAL CURRENT LIABILITIES                      1,273,600       1,217,400

CAPITAL LEASE OBLIGATIONS                                    6,200          ---
DEFERRED RENT LIABILITIES                                   26,700          31,200
                                                      ------------    ------------
          TOTAL LIABILITIES                              1,306,500       1,248,600
                                                      ------------    ------------
STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274 SHARES
     ISSUED AND OUTSTANDING AT JUNE 30, 1997
     AND DECEMBER 31, 1996, RESPECTIVELY                    13,600          13,600
  ADDITIONAL PAID-IN CAPITAL                             4,408,900       4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)            (3,436,800)     (3,267,300)
                                                      ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                       985,700       1,155,200
                                                      ------------    ------------
                                                      $  2,292,200    $  2,403,800
                                                      ------------    ------------
                                                      ------------    ------------

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (ROUNDED TO NEAREST HUNDRED, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                                ENDED          ENDED          ENDED         ENDED
                                               JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                1997            1996           1997          1996

RESTAURANT REVENUES                          $1,842,000     $1,763,400     $3,382,300     $3,234,900


RESTAURANT COSTS AND EXPENSES:
  COST OF SALES                                 530,400        514,700        982,200        936,300
  RESTAURANT EXPENSES                           967,700        973,200      1,844,200      1,808,000
  DEPRECIATION AND AMORTIZATION                  93,300         91,900        185,900        186,400
  GENERAL AND ADMINISTRATIVE EXPENSES           293,000        298,400        530,100        558,200
                                             ----------     ----------     ----------     ----------
      TOTAL COSTS AND EXPENSES                1,884,400      1,878,200      3,542,400      3,488,900
                                             ----------     ----------     ----------     ----------

      LOSS FROM OPERATIONS                      (42,400)      (114,800)      (160,100)      (254,000)


NONOPERATING INCOME, EXPENSE
  INTEREST EXPENSE - STOCKHOLDER                (16,100)        (5,700)       (30,200)       (11,200)
  INTEREST INCOME                                   ---            300            ---            600
  OTHER INCOME, NET                              10,200          8,000         20,800         18,400
                                             ----------     ----------     ----------     ----------
          NET LOSS                           $  (48,300)    $ (112,200)    $ (169,500)    $ (246,200)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------
LOSS PER COMMON SHARE                            $(0.04)        $(0.08)        $(0.12)        $(0.18)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (ROUNDED TO NEAREST HUNDRED)

                                                          SIX MONTHS     SIX MONTHS
                                                               ENDED          ENDED
                                                             JUNE 30,       JUNE 30,
                                                                1997           1996
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   NET LOSS                                                ($169,500)     ($246,200)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
   OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                           185,900        186,400
     GAIN ON SALE OF PROPERTY AND EQUIPMENT                    ---           (7,900)
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                   (38,400)        34,500
       INVENTORIES                                            (1,300)        (9,400)
       PREPAID EXPENSES                                      (16,500)          (900)
       OTHER ASSETS                                            2,400          9,900
       ACCOUNTS PAYABLE                                     (220,000)       (47,800)
       ACCRUED LIABILITIES                                    73,300         52,400
       PAYABLE TO AFFILIATES                                  92,900         63,200
       DEFERRED RENT LIABILITIES                              (4,500)       (19,600)
                                                            --------       --------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                               (95,700)        14,600
                                                            --------       --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT AND
     LEASE INCENTIVES, NET                                   (39,200)        (7,100)
   PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                ---            9,700
                                                            --------       --------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                               (39,200)         2,600
                                                            --------       --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   ADDITIONS TO NOTES PAYABLE TO STOCKHOLDER, NET (NOTE 3)   110,000         20,000
   ADDITIONS TO CAPITAL LEASE OBLIGATIONS                      6,200          ---
                                                            --------       --------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                               116,200         20,000
                                                            --------       --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (18,700)        37,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             118,100         99,200
                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 99,400       $136,400
                                                            --------       --------
                                                            --------       --------

                SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

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

(3)  RELATED PARTY TRANSACTIONS

     Effective January 1, 1997, the loans from shareholders with rates less than 9.25% per annum were modified to bear interest at 9.25% per annum. During the six months ended June 30, 1997, the majority shareholder of the Company loaned to the Company $130,000 under demand promissory notes bearing interest at 9.25%. In addition, the Company repaid a $20,000 promissory note and the related accrued interest of approximately $600.

     Subsequent to June 30, 1997, the Company repaid an additional $20,000 promissory note and its accrued interest of approximately $2,000. In addition, effective July 1, 1997, loans from shareholders were modified to bear interest at 9.5% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

   As of June 30, 1997 and 1996 the Company's cash and cash equivalents were approximately $99,400 and $136,400 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. During the six months ended June 30, 1997, the majority shareholder of the Company loaned $130,000 to the Company in exchange for demand promissory notes bearing interest at 9.25% per annum. In addition, the Company repaid to the majority shareholder a $20,000 note and the accrued interest thereon. Subsequent to June 30, 1997, the Company repaid an additional $20,000 promissory note and the accrued interest thereon.

RESULTS OF OPERATIONS:

   Revenues from restaurant operations increased from $3,234,900 to $3,382,300 (4.6%) for the six months ended June 30, 1996 and 1997, respectively; loss from operations decreased 37.0% from $254,000 in 1996 to $160,100 in 1997; and net loss decreased 31.2% from $246,200 in 1996 to
$169,500 in 1997.

   Restaurant revenues for the six-month period ended June 30, 1997 increased $147,400 (4.6%) from the same period in 1996, primarily because of increased revenues generated by Patrizio II's increased cover count. Patrizio I accounted for 55% and 57% of the revenues for the six-month periods ended June 30, 1997 and 1996, respectively.

   Restaurant expenses for the six-month period ended June 30, 1997 increased $36,200 (2.0%) from the same period in 1996 primarily because of the increase in revenues offset by a decrease in labor costs. Cost of sales as a percent of restaurant revenues increased from 28.9% for the six months ended June 30, 1996 to 29.0% for the same period in 1997 primarily because of the increase in food costs.

   General and administrative expenses for the six-month period ended June 30, 1997 decreased $28,100 (5.0%) from the six-month period ended June 30, 1996 because of continued cost control measures.

   Interest expense - stockholder increased during the first six months of 1997 compared to the same period of 1996 because of the increase in the principal balance of loans outstanding and the modification of the interest rates from 6% per annum in 1996 to 9.25% per annum in 1997.

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


SIGNATURE                    TITLE                                DATE

/s/ Jack D. Knox             Chairman of the Board,               August 5, 1997
----------------------         President and Director
Jack D. Knox                   (Principal Executive Officer)

/s/ Catherine E. Blair       Chief Financial Officer              August 5, 1997
----------------------         (Principal Financial and
Catherine E. Blair             Accounting Officer)