Form 10QSB
period 1997-09-30
SIXX HOLDINGS INC
filed 1997-11-10
CIK 832407

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(MARK ONE)
[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      Registrant's telephone number, including area code: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  XX    NO
                                        ----      -----

As of October 31, 1997, 1,359,273 common shares of the registrant were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 1997 and the results of operations for the interim three-month and nine-month periods ending September 30, 1997 and 1996. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.  FINANCIAL STATEMENTS

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
       (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       1997          1996
                                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                       $   153,500    $   118,100
  ACCOUNTS RECEIVABLE                                  51,500         57,400
  INVENTORIES                                          77,500         75,800
  PREPAID EXPENSES                                     77,200         56,400
                                                  -----------    -----------
          TOTAL CURRENT ASSETS                        359,700        307,700
PROPERTY AND EQUIPMENT (NET)                        1,848,600      2,082,400
OTHER ASSETS                                           11,800         13,700
                                                  -----------    -----------
                                                  $ 2,220,100    $ 2,403,800
                                                  -----------    -----------
                                                  -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                $    71,600    $   262,500
  ACCRUED LIABILITIES                                 232,000        196,100
  PAYABLE TO AFFILIATES                               316,900        179,200
  NOTES PAYABLE TO STOCKHOLDER                        589,600        579,600
                                                  -----------    -----------
          TOTAL CURRENT LIABILITIES                 1,210,100      1,217,400

CAPITAL LEASE OBLIGATIONS                               6,500            ---
DEFERRED RENT LIABILITIES                              27,100         31,200
                                                  -----------    -----------
    TOTAL LIABILITIES                               1,243,700      1,248,600
                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,273 AND
    1,359,274 SHARES ISSUED AND OUTSTANDING AT
    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996,
    RESPECTIVELY                                       13,600         13,600
  ADDITIONAL PAID-IN CAPITAL                        4,408,900      4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)       (3,446,100)    (3,267,300)
                                                  -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                        976,400      1,155,200
                                                  -----------    -----------
                                                  $ 2,220,100    $ 2,403,800
                                                  -----------    -----------
                                                  -----------    -----------

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (ROUNDED TO NEAREST HUNDRED, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS    THREE MONTHS   NINE MONTHS    NINE MONTHS
                                         ENDED           ENDED          ENDED           ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                           1997           1996           1997           1996

RESTAURANT REVENUES                    $1,787,700      $1,678,700     $5,170,000     $4,913,600

COSTS AND EXPENSES:
  COST OF SALES                           531,600         501,600      1,513,800      1,437,900
  RESTAURANT EXPENSES                     949,400         901,000      2,793,600      2,709,000
  DEPRECIATION AND AMORTIZATION            96,200          91,300        282,100        277,700
  GENERAL AND ADMINISTRATIVE EXPENSES     213,600         424,100        743,700        982,300
                                       ----------      ----------     ----------     ----------
      TOTAL COSTS AND EXPENSES          1,790,800       1,918,000      5,333,200      5,406,900
                                       ----------      ----------     ----------     ----------
      LOSS FROM OPERATIONS                 (3,100)       (239,300)      (163,200)      (493,300)

NONOPERATING INCOME (EXPENSE)
  INTEREST EXPENSE - STOCKHOLDER          (16,000)         (5,700)       (46,200)       (16,900)
  INTEREST INCOME                             ---             300            ---            900
  OTHER INCOME, NET                         9,800           9,700         30,600         28,100
                                       ----------      ----------     ----------     ----------
      NET LOSS                         $   (9,300)     $ (235,000)    $ (178,800)    $ (481,200)
                                       ----------      ----------     ----------     ----------
                                       ----------      ----------     ----------     ----------
LOSS PER COMMON SHARE                  $    (0.01)     $    (0.17)    $    (0.13)    $    (0.35)
                                       ----------      ----------     ----------     ----------
                                       ----------      ----------     ----------     ----------

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (ROUNDED TO NEAREST HUNDRED)

                                                              NINE MONTHS    NINE MONTHS
                                                                 ENDED          ENDED
                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                   1997           1996

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                     $(178,800)     $(481,200)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                282,100        277,700
    GAIN ON SALE OF PROPERTY AND EQUIPMENT                           ---         (7,900)
    CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                          5,900          5,200
      INVENTORIES                                                 (1,700)        (3,900)
      PREPAID EXPENSES                                           (20,800)         9,600
      OTHER ASSETS                                                 1,900          9,900
      ACCOUNTS PAYABLE                                          (190,900)       (24,100)
      ACCRUED LIABILITIES                                         35,900         71,500
      PAYABLE TO AFFILIATES                                      137,700        100,800
      DEFERRED RENT LIABILITIES                                   (4,100)       (29,300)
                                                               ---------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     67,200        (71,700)
                                                               ---------      ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT AND
    LEASE INCENTIVES, NET                                        (48,300)       (15,000)
  PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                       ---          9,700
                                                               ---------      ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (48,300)        (5,300)
                                                               ---------      ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  ADDITIONS TO NOTES PAYABLE TO STOCKHOLDER, NET (NOTE 3)         10,000         20,000
  ADDITIONS TO CAPITAL LEASE OBLIGATIONS                           6,500            ---
                                                               ---------      ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     16,500         20,000
                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              35,400        (57,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 118,100         99,200
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 153,500      $  42,200
                                                               ---------      ---------
                                                               ---------      ---------

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

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

(3)  RELATED PARTY TRANSACTIONS

     Effective January 1, 1997, the loans from shareholder with rates less than 9.25% per annum were modified to bear interest at 9.25% per annum. Effective July 1, 1997, the loans from shareholder were modified to bear interest at 9.50% per annum. During the nine months ended September 30, 1997, the majority shareholder of the Company loaned to the Company $130,000 under demand promissory notes bearing interest at 9.25%. In addition, the Company repaid promissory notes totaling $120,000 and the accrued interest thereon of approximately $6,600.

     Subsequent to September 30, 1997, the Company repaid additional promissory notes of $40,000 and accrued interest thereon of approximately $3,300.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

     As of September 30, 1997 and 1996 the Company's cash and cash equivalents were approximately $153,500 and $42,200 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future. During the nine months ended September 30, 1997, the majority shareholder of the Company loaned $130,000 to the Company in exchange for demand promissory notes bearing interest at a current rate of 9.50% per annum. In addition, the Company repaid to the majority shareholder promissory notes totaling $120,000 and the accrued interest thereon. Subsequent to September 30, 1997, the Company repaid additional promissory notes totaling $40,000 and the accrued interest thereon.

RESULTS OF OPERATIONS:

     Revenues from restaurant operations increased from $4,913,600 to $5,170,000 (5.2%) for the nine months ended September 30, 1996 and 1997, respectively; loss from operations decreased 66.9% from $493,300 in 1996 to $163,200 in 1997; and net loss decreased 62.8% from $481,200 in 1996 to
$178,800 in 1997.

     Restaurant revenues for the nine-month period ended September 30, 1997 increased $256,400 (5.2%) from the same period in 1996, primarily because of increased revenues generated by Patrizio II's increased cover count. Patrizio I accounted for 54% and 56% of the revenues for the nine-month periods ended September 30, 1997 and 1996, respectively.

     Restaurant expenses for the nine-month period ended September 30, 1997 increased $84,600 (3.1%) from the same period in 1996 primarily because of the increase in revenues. Cost of sales as a percent of restaurant revenues remained constant at 29.3% for the nine months ended September 30, 1996 and 1997.

     General and administrative expenses for the nine-month period ended September 30, 1997 decreased $238,600 (24.3%) from the nine-month period ended September 30, 1996. Included in general and administrative expenses for the nine months ended September 30, 1996, are pre-acquisition costs of approximately $208,000 in connection with the Company's efforts to acquire a fourteen-store Italian restaurant chain; there were no such costs during 1997. Continued cost control measures also contributed to the decrease in general and administrative expenses.

     Interest expense - stockholder increased during the first nine months of 1997 compared to the same period of 1996 because of the increase in the principal balance of loans outstanding and the modification of the interest rates from 6% per annum in 1996 to 9.50% per annum in 1997.

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

                          PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     Effective October 9, 1997, trading in the Company's shares of common stock, which traded under the symbol "SIXX", is no longer included in the National Association of Dealers Automated Quotation System (NASDAQ). The Company's shares of common stock continue to trade in the over-the-counter market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIXX HOLDINGS, INCORPORATED


                                   By:  /s/ JACK D. KNOX
                                        -------------------------------------
                                        Jack D. Knox, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE                   TITLE                        DATE

                             Chairman of the Board,      November 5, 1997
/s/ JACK D. KNOX            President and Director
------------------------     (Principal Executive
    Jack D. Knox                   Officer)

/s/ CATHERINE E. BLAIR      Chief Financial Officer      November 5, 1997
------------------------     (Principal Financial
Catherine E. Blair          and Accounting Officer)