Form 10KSB40
period 1997-12-31
SIXX HOLDINGS INC
filed 1998-03-30
CIK 832407

===============================================================================

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                     FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1997

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the year ended December 31, 1997 were $6,842,300.

     As of February 27, 1998 the registrant had issued and outstanding 1,359,273 shares of the Company's common stock, $.01 par value.

      The aggregate market value of the approximately 18% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 27, 1998, was approximately $152,581. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE
None

     Transitional Small Business Disclosure Format   Yes [ ]      No  [X]

===============================================================================

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Sixx Holdings, Incorporated (formerly "Yates Unit, Inc."), a Delaware corporation ("Sixx" or the "Company"), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (formerly Summit Energy, Inc.) in the Yates Field Unit. The assets and operations were transferred to Sixx on March 3, 1988, and, after settlement of certain litigation in August 1989, consisted primarily of cash and cash equivalents until April 25, 1994 when Patrizio Restaurant, Inc., a Texas corporation and Patrizio North, Inc., a Texas corporation, were merged (the "Merger") with and into Patrizio Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company. At the effective time of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.

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

PATRIZIO RESTAURANT, INC.

     The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.15 to $9.21. Alcoholic beverages, which are served primarily with meals (as opposed to bar service) generated approximately 27% of all restaurant revenues for 1997 and 1996. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,288 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

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

EMPLOYEES

     As of December 31, 1997, the Company employed five persons in its corporate headquarters and approximately 160 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

     The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements, and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and accordingly, increases in the minimum wages increase the Company's labor costs. The federal minimum wage per hour was increased from $4.25 to $4.75 for non-service personnel effective October 1, 1996 and from $4.75 to $5.15 effective September 1, 1997.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

     As of December 31, 1997, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease expired in 1998 and the Company exercised its option to renew the lease through 2005. The Patrizio I lease has one five-year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expires in 2003 and has two five-year renewal options at the then prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court, with its lease expiring in 1998 excluding renewal options not yet exercised.

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

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) through October 8, 1997. Effective October 9, 1997, the Company's shares of common stock, traded under the symbol "SIXX", continue to trade in the over-the-counter market. The following table sets forth the high and low closing bid prices for the Common Stock of the Company as reported in the consolidated transaction reporting system for the calendar periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

-----------------------------------------------------------------------------
  1997:                                      High Bid    Low Bid
  First Quarter                                3.00        2.00
  Second Quarter                               2.25        1.63
  Third Quarter                                2.25        1.25
  Fourth Quarter                               1.38         .50

  1996:
  First Quarter                                4.00        2.25
  Second Quarter                               4.00        2.50
  Third Quarter                                5.00        2.50
  Fourth Quarter                               5.50        3.00
-----------------------------------------------------------------------------

     As of February 27, 1998, there were approximately 1,990 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

     Included in general and administrative expenses for the year ended December 31, 1996 are pre-acquisition costs and due-diligence costs of approximately $491,800 incurred in connection with the Company's efforts to acquire a fourteen-store Italian restaurant chain out of Chapter 11 bankruptcy. During the fourth quarter of 1996, the Company gave notice through its attorney of the termination of its intent to acquire the acquisition target's assets.

     In order to partially fund the pre-acquisition costs, the majority shareholder of the Company advanced to the Company in exchange for demand promissory notes bearing interest at rates from 8.25% to 9.25% per annum $200,000 during the fourth quarter of 1996 and $130,000 in early 1997.
Effective January 1, 1997, all notes to stockholder were modified to bear interest at 9.25% per annum and effective July 1, 1997 all notes to stockholder were modified to bear interest at 9.5%. Subsequent to the last advance in 1997, the Company repaid $160,000 of the notes to stockholder and accrued interest thereon.

CAPITAL RESOURCES AND LIQUIDITY

     As of December 31, 1997, the Company's cash was approximately $66,200. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

     The Company's restaurant revenues increased from $6,570,000 to $6,842,300 (4.1%) for the years ended December 31, 1996 and 1997, respectively; loss from operations decreased 66.3% from $805,200 in 1996 to $271,400 in 1997; and net loss decreased 63.2% from $792,400 in 1996 to $291,600 in 1997.

     Restaurant revenues for the year ended December 31, 1997 increased $272,300 (4.1%) from the same period in 1996, primarily due to increased revenues generated from Patrizio II. Patrizio I accounted for 54.4% of annual revenues in 1997 and 55.8% of the revenues for year ended December 31, 1996. Patrizio II restaurant revenues for the year ended December 31, 1997 increased 7.6% over the year ended December 31, 1996.

     Cost of sales as a percent of restaurant revenues decreased from 29.6% for the year ended December 31, 1996 to 29.3% for the same period in 1997. Restaurant expenses totaled $3,717,900 for the year ended December 31, 1997, a 3.9% increase over 1996. Restaurant expenses were 51.6% of revenue at Patrizio I compared to 50.3% in the prior year primarily due to increases in restaurant operating supplies and promotions. Patrizio II's restaurant expenses were 57.5% of revenue in 1997 compared to 59.7% in 1996. Patrizio II's decrease was due to efficiencies caused by the 7.6% increase in revenues and decreases in personnel costs offset by increases in promotions.

     Depreciation and amortization was $377,500 for the year ended December 31, 1997 and $374,800 for the year ended December 31, 1996. General and administrative expenses were $1,015,900 for the year ended December 31, 1997, compared to $1,479,000 in 1996. Included in the 1996 balance is $491,800 of pre-acquisition and due diligence costs associated with the potential acquisition of a fourteen-unit Italian chain. Therefore, the change in general and administrative costs between 1996 and 1997 is comprised of a $491,800 decrease in pre-acquisition costs and an increase in other costs of $28,700 due to increases in recruiting and general office costs offset generally by decreases in corporate shareholder costs and related professional expenses.

     Interest expense-stockholder of $60,000 reflects an increase of $34,100 over the 1996 expense of $25,900 as a result of increased principal amounts outstanding in 1997 and the modification of the interest rates starting from 6% in 1996 to 9.5% effective July 1, 1997. Principal additions of $200,000 were made in the fourth quarter of 1996 and net decreases to principal of $30,000 were made throughout 1997.

     Other income was $39,800 for the year ended December 31, 1997 and $37,400 for the year ended December 31, 1996. The majority of the increase from 1996 to 1997 is comprised of an increase in the charge to affiliates for accounting and management services from $33,000 in 1996 to $36,000 in 1997.

     As described in note 6 to the Company's audited consolidated financial statements, no federal or state income taxes were payable by the Company during the years presented and none was provided for in the consolidated financial statements.

YEAR 2000 ISSUE

     The Company uses software and related technologies that will be affected by the Year 2000 issue, which is common to most businesses, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. Management of the Company believes that the future costs required to address the Year 2000 issue will not significantly impact its financial condition nor adversely impact business operations.

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

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires companies to report all components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's reported results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for financial statements for periods beginning after December 15, 1997; however, application in interim periods is not required until the second year of application. Statement 131 requires financial and descriptive information be disclosed about an entity's reportable operating segments. Management will assess the impact on the presentation of the consolidated financial statements at the adoption of Statement 131.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are set forth herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has nothing to report under this item.

                                      PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Set forth below is certain information concerning the directors and executive officers of the Company:

          NAME                AGE            POSITION WITH THE COMPANY
          ----                ---            -------------------------
     Jack D. Knox                  60        Chairman of the Board,
                                             President and Director

     Dorothy L. Douglas            53        Secretary and Treasurer

     G. Michael Boswell            57        Director

     R. Ted Enloe, Jr.             59        Director

     Richard Mullen                58        Director


     The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of four directors. Because the company has not elected directors during the past two years, all directors' terms expire in May 1998 or until their successor shall have been duly elected and qualified.

     The following is a brief account of the business experience, during the past five years, of each director and executive officer of the Company. Each of the directors and the officers is a citizen of the United States.

     Jack D. Knox has been Chairman of the Board and President of the Company since January 1988. Mr. Knox served as President of Summit Energy, Inc., Dallas, Texas, an American Stock Exchange listed oil and gas company, from its inception in 1970 through April 1989, and as a director through January 1990. Mr. Knox also served as a director of El Chico Restaurants, Inc., a restaurant company listed on the NASDAQ, from 1990 through January 1998.

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

     G. Michael Boswell has been a director of the Company since April 1988. He served as Secretary of the Company from January 1988 to May 1990. Mr. Boswell is presently involved in private investments and the practice of law. He served as the Chairman of the Board and President of Sunshine Mining Co., Dallas, Texas, a New York Stock Exchange listed silver mining, precious metals, and oil and gas producing company, from October 1977 to November 1992. Mr. Boswell is also a director of a wholly-owned special purpose subsidiary of Mesa, Inc., a New York Stock Exchange listed company.

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

SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1997 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The total compensation paid during 1997, 1996, and 1995 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                              SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                     Annual Compensation       Compensation Awards
                               ----------------------------  ------------------------
                                                             Securities
                                                   Other     Underlying
                                                   Annual     Options/    All Other
   Name                 Year    Salary    Bonus     Comp.     SARs(#)    Compensation
---------------------   ----   --------   -----   ---------  ----------  ------------
Jack D. Knox            1997   $ -- (1)    $--    $1,227(2)      --        $2,755(3)
Chairman of the Board   1996   $ -- (1)    $--    $3,436(2)      --        $2,545(3)
and President (Chief    1995   $ -- (1)    $--    $2,727(2)      --        $1,750(3)
 Executive Officer)


(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 1997 and 1996 is included in "Certain Relationships and Related Transactions."
(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $1,800 and $600 for the years ended December 31, 1996 and 1995, respectively, in fees paid to Mr. Knox as a director of the Company.
(3) Reflects the Company-paid premium for a health insurance policy in 1997 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate, in 1997, 1996 and 1995.

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

                                         Amount        Percent
          Name & Address of           Beneficially       of
          Beneficial Owner             Owned (1)        Class
          -----------------           ------------     -------
          Jack D. Knox                 1,095,898        80.6%
          300 Crescent Court, #1630
          Dallas, Texas

          G. Michael Boswell           6,375           less than 1.0%
          Danbury, Texas





          Robert Ted Enloe III         6,375           less than 1.0%
          Dallas, Texas

          Richard T. Mullen            6,375           less than 1.0%
          Dallas, Texas

          All Directors and
          Officers as a Group
          (5 persons)              1,115,143            82.0%

------------------

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

     In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 1997, this fee has been 1/2 of 1%.

     Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $136,800 and $131,600 in 1997 and 1996, respectively. The fees are included in general and administrative expenses. No payment of the 1997 or 1996 fees earned were made and, accordingly, they are included in payable to affiliates.

     Included in other income is $36,000 and $33,000 for the years ended December 31, 1997 and 1996, respectively, representing administrative charges to Mr. Knox for accounting and other such services.

     The notes payable to Mr. Knox are unsecured and payable on demand. Notes totaling $579,600, bearing interest at rates ranging from 6% to 9.25% per annum, were outstanding at December 31, 1996. Effective January 1, 1997, the interest rates of notes bearing interest at rates less than 9.25% were modified to 9.25%. Effective July 1, 1997, the interest rates of all notes were modified to 9.50%. Notes totaling $549,600 were outstanding at December 31, 1997. Interest expense for such notes aggregated approximately $59,500 and $25,900 in 1997 and 1996, respectively. The unpaid interest is included in payable to affiliates at December 31, 1997 and 1996.

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

               3.3 Amendment to Certificate of Incorporation of the Company, filed on March 15, 1996 (filed as exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

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

               10.1 Consulting Agreement, by and between Sixx and Comico Corporation ("Comico"), dated as of April 25, 1994 (filed as exhibit A of Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

               10.2 Registration Rights Agreement, by and between Sixx and Knox, dated April 25, 1994 (filed as exhibit B of
                        Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

               10.3 Developer's Royalty Agreement, by and between Sixx and Knox, dated as of April 25, 1994 (filed as exhibit C of Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

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

Date: March 27, 1998

                                       SIXX HOLDINGS, INCORPORATED

                                       By: /s/ JACK D. KNOX
                                          ------------------------------------
                                          Jack D. Knox, Chairman of the Board,
                                          President, and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

       Signatures                    Titles                          Date
       ----------                    ------                          ----
 /s/ JACK D. KNOX            Chairman of the Board,              March 27, 1998
---------------------------  President, and Director
     Jack D. Knox            (Principal Executive Officer)


  /s/ CATHERINE E. BLAIR     Chief Financial Officer             March 27, 1998
---------------------------  (Principal Financial and
      Catherine E. Blair     Accounting Officer)


  /s/ G. MICHAEL BOSWELL     Director                            March 27, 1998
---------------------------
      G. Michael Boswell


  /s/ ROBERT TED ENLOE III   Director                            March 27, 1998
---------------------------
      Robert Ted Enloe III


  /s/ RICHARD T. MULLEN      Director                            March 27, 1998
---------------------------
      Richard T. Mullen

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Financial Statements

                          December 31, 1997 and 1996


                 (With Independent Auditors' Report Thereon)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

                                                                          PAGE
                                                                          ----
Independent Auditors' Report                                               F-2

Consolidated Balance Sheets at December 31, 1997 and 1996                  F-3

Consolidated Statements of Operations for the years ended
     December 31, 1997 and 1996                                            F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997 and 1996                                            F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996                                            F-6

Notes to Consolidated Financial Statements                                 F-7


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                     KPMG Peat Marwick LLP


Dallas, Texas
February 25, 1998

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1997 and 1996

       (Rounded to nearest hundred, except share and per share amounts)

                       Assets                            1997           1996
                       ------                         -----------    ---------
Current assets:
     Cash                                             $    66,200      118,100
     Accounts receivable                                   56,900       57,400
     Inventories                                           76,400       75,800
     Prepaid expenses                                      60,700       56,400
                                                      -----------    ---------
                         Total current assets             260,200      307,700

Net property and equipment (note 2)                     1,767,200    2,082,400
Other assets                                               11,800       13,700
                                                      -----------    ---------
                                                      $ 2,039,200    2,403,800
                                                      -----------    ---------
                                                      -----------    ---------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                 $    37,000      262,500
     Accrued liabilities (note 3)                         198,500      196,100
     Payable to affiliates (note 9)                       359,100      179,200
     Notes payable to stockholder (notes 9 and 10)        549,600      579,600
                                                      -----------    ---------
                         Total current liabilities      1,144,200    1,217,400

Capital lease obligations (note 5)                          4,000            -
Deferred rent liabilities (note 4)                         27,400       31,200
                                                      -----------    ---------
                         Total liabilities              1,175,600    1,248,600
                                                      -----------    ---------

Stockholders' equity (notes 7 and 8):
     Common stock of $.01 par value.  Authorized
          12,000,000 shares; 1,359,273 shares in 1997
          and 1,359,274 shares in 1996 issued and
          outstanding                                      13,600       13,600
     Additional paid-in capital                         4,408,900    4,408,900
     Accumulated deficit (since August 1, 1989)        (3,558,900)  (3,267,300)
                                                      -----------    ---------
                         Total stockholders' equity       863,600    1,155,200

Commitments and contingent liability (note 5)         $ 2,039,200    2,403,800
                                                      -----------    ---------
                                                      -----------    ---------

See accompanying notes to consolidated financial statements.

                    SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                       Consolidated Statements of Operations

                       Years ended December 31, 1997 and 1996

               (Rounded to nearest hundred, except per share amounts)

                                                    1997          1996
                                                    ----          ----
Restaurant revenues                              $6,842,300     6,570,000
                                                 ----------     ---------
Costs and expenses:
     Cost of sales                                2,002,400     1,942,200
     Restaurant expenses                          3,717,900     3,579,200
     Depreciation and amortization                  377,500       374,800
     General and administrative expenses
      (note 9)                                    1,015,900     1,479,000
                                                 ----------     ---------
           Total costs and expenses               7,113,700     7,375,200
                                                 ----------     ---------
           Loss from operations                    (271,400)     (805,200)

Nonoperating income (expense):
     Interest expense - stockholder (note 9)        (60,000)      (25,900)
     Interest income                                      -         1,300
     Other income (note 9)                           39,800        37,400
                                                 ----------     ---------
           Net loss                               $(291,600)     (792,400)
                                                 ----------     ---------
                                                 ----------     ---------

Loss per common share - basic and diluted             $(.21)         (.58)
                                                 ----------     ---------
                                                 ----------     ---------

Weighted average common shares outstanding        1,359,273     1,359,460
                                                 ----------     ---------
                                                 ----------     ---------

See accompanying notes to consolidated financial statements.

                    SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity

                       Years ended December 31, 1997 and 1996

                 (Rounded to nearest hundred, except share amounts)

                                                      Common stock       Additional                    Total
                                                 ---------------------    paid-in     Accumulated  stockholders'
                                                  Shares        Amount    capital       deficit       equity
                                                  ------        ------    -------       -------       ------
Balance at December 31, 1995 (note 7)            1,360,169     $13,600   4,413,000    (2,474,900)    1,951,700

Cash paid in lieu of fractional shares (note 7)       (895)          -      (4,100)            -        (4,100)

Net loss                                                 -           -           -      (792,400)     (792,400)
                                                 ---------     -------   ---------    ----------     ---------
Balance at December 31, 1996 (note 7)            1,359,274      13,600   4,408,900    (3,267,300)    1,155,200

Purchase and retirement of share                        (1)          -           -             -             -

Net loss                                                 -           -           -      (291,600)     (291,600)
                                                 ---------     -------   ---------    ----------     ---------
Balance at December 31, 1997                     1,359,273     $13,600   4,408,900    (3,558,900)      863,600
                                                 ---------     -------   ---------    ----------     ---------
                                                 ---------     -------   ---------    ----------     ---------

See accompanying notes to consolidated financial statements.

                    SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                       Years ended December 31, 1997 and 1996

                            (Rounded to nearest hundred)

                                                                1997       1996
                                                                ----       ----
Cash flows from operating activities:
  Net loss                                                   $(291,600)  (792,400)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                            377,500    374,800
      Gain on sale of property and equipment                         -     (7,900)
      Changes in assets and liabilities:
        Accounts receivable                                        500     21,100
        Inventories                                               (600)    (8,000)
        Prepaid expenses                                        (4,300)     7,200
        Other assets                                             1,900      9,700
        Accounts payable                                      (225,500)   146,600
        Accrued liabilities                                        500    (41,300)
        Payable to affiliates                                  179,900    144,900
        Deferred rent liabilities                               (3,800)   (38,200)
                                                              --------   --------
          Net cash provided by (used in)
            operating activities                                34,500   (183,500)
                                                              --------   --------
Cash flows from investing activities:
  Additions to property and equipment, net                     (55,500)   (23,200)
  Proceeds from sale of property and equipment                       -      9,700
                                                              --------   --------
          Net cash used in investing activities                (55,500)   (13,500)
                                                              --------   --------

Cash flows from financing activities:
  Additions to notes payable to stockholder                    130,000    220,000
  Repayments of notes payable to stockholder                  (160,000)         -
  Payments of capital lease obligations                           (900)         -
  Cash paid in lieu of fractional shares for
    reverse stock split                                              -     (4,100)
                                                              --------   --------
          Net cash provided by (used in)
           financing activities                                (30,900)   215,900
                                                              --------   --------

Net increase (decrease) in cash                                (51,900)    18,900
Cash at beginning of year                                      118,100     99,200
                                                              --------   --------
Cash at end of year                                            $66,200    118,100
                                                              --------   --------
                                                              --------   --------

See accompanying notes to consolidated financial statements.

                    SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                             December 31, 1997 and 1996

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

       (c)   STATEMENTS OF CASH FLOWS

             The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1997 and 1996. The Company paid no income taxes during the years presented. Interest of $10,600 was paid during the year ended December 31, 1997 and no interest was paid during the year ended December 31, 1996. Noncash investing and financing activities consist of purchases of equipment under the terms of a capital lease for $6,800 in 1997.

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

       (f)   ADVERTISING COSTS

             Advertising costs are expensed as incurred. Advertising costs amounted to $55,600 and $23,800 in 1997 and 1996, respectively.

       (g)   INCOME TAXES

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

       (h)   LOSS PER COMMON SHARE

             The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE (EPS), during the fourth quarter of 1997. This statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Adoption of this statement did not impact recorded EPS at December 31, 1997 and 1996.

       (i)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
             DISPOSED OF

             The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not impact the Company's financial position, results of operations, or liquidity.

       (j)   USE OF ESTIMATES

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

       (k)   RECLASSIFICATIONS

             Certain previously reported financial information has been reclassified to conform to the 1997 presentation.

(2)    PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:

                                                   December 31
                                               1997           1996
                                           ------------    -----------
       Leasehold improvements              $ 2,205,800      2,201,200
       Furniture, fixtures and equipment     1,484,100      1,426,400
                                           -----------     ----------
                                             3,689,900      3,627,600
       Less accumulated depreciation
       and amortization                     (1,922,700)    (1,545,200)
                                           -----------     ----------
                                           $ 1,767,200      2,082,400
                                           -----------     ----------
                                           -----------     ----------

       At December 31, 1997, the gross amount of furniture, fixtures and equipment and related accumulated amortization recorded under capital leases were $6,800 and $700, respectively.

(3)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                              December 31
                                                         -------------------
                                                           1997        1996
                                                         --------    -------
       Current portion - capital lease obligation        $  1,900          -
       Current portion - deferred rent liabilities          8,600     33,000
       Labor and related costs                             48,300     42,400
       Franchise, sales, liquor and property taxes         64,700     61,100
       Other                                               75,000     59,600
                                                         --------    -------
                                                         $198,500    196,100
                                                         --------    -------
                                                         --------    -------

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

(5)    LEASES

       The Company leases its restaurant facilities, corporate office and storage under operating leases. On February 24, 1998, the Company exercised its option to renew one of its restaurant leases expiring at the end of that month. After execution of this renewal, the restaurant facilities have lease terms expiring in February 2005 and September 2003. These restaurant leases have one five-year and two five-year renewal clauses exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office lease expires in April 1998 and the storage lease expires in March 1999. A summary of rent expense follows:

                                                 Years ended December 31
                                                 -----------------------
                                                   1997            1996
                                                 --------        -------
       Minimum rentals                           $337,800        337,800
       Contingent rentals                          99,300         94,400
                                                 --------        -------
                                                 $437,100        432,200
                                                 --------        -------
                                                 --------        -------

       In addition, the Company is obligated under capital leases for certain equipment that expire through 2000.

       As of December 31, 1997, commitments for future minimum lease payments under operating leases and executed renewals with initial or remaining noncancelable lease terms in excess of one year and future minimum capital lease payments are as follows:

                                                           Operating   Capital
                                                             leases    leases
                                                           ----------  -------
       1998                                                $  349,300    2,900
       1999                                                   336,300    2,900
       2000                                                   335,400    1,500
       2001                                                   339,800        -
       2002                                                   348,600        -
       Thereafter                                             607,100        -
                                                           ----------  -------
             Total minimum lease payments                  $2,316,500    7,300
                                                           ----------
                                                           ----------
       Less amount representing interest at 9.5%                        (1,400)
                                                                       -------
             Present value of net minimum capital
              lease payments                                             5,900
       Less current installments of obligations
        under capital leases                                             1,900
                                                                       -------
             Obligation under capital leases, excluding
              current installments                                     $ 4,000
                                                                       -------
                                                                       -------

       At December 31, 1997, the Company remains contingently liable for approximately $22,100 of future minimum rentals under a partial corporate office lease assignment to a third party that expires in April 1998.

(6)    INCOME TAXES

       No federal or state income taxes were payable by the Company during the years presented and none have been provided in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             (rounded to the nearest hundred, except share amounts)


       Actual income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:

                                                       Years ended December 31
                                                       -----------------------
                                                          1997         1996
                                                        --------     --------
       Computed "expected" tax benefit                  $(99,100)    (269,400)
       Change in valuation allowance for deferred tax
             assets allocated to income tax expense      124,100      235,100
       Expired capital loss                                    -       55,200
       FICA tip tax credit                               (23,100)     (22,300)
       Other                                              (1,900)       1,400
                                                        --------      -------
                 Actual income tax benefit              $      -            -
                                                        --------      -------
                                                        --------      -------

       The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under SFAS 109 are as follows:

                                                                 December 31
                                                           -----------------------
                                                               1997        1996
                                                           -----------  ----------
       Deferred tax assets:
             Preopening costs capitalized for tax purposes  $   14,200      28,500
             Deferred rent costs in excess of rent paid         12,200      21,800
             Net operating loss carryforwards                1,446,400   1,462,400
             Capital loss carryforwards                         45,000      42,200
             Alternative minimum tax credit carryforwards      716,000     716,000
             Consulting and developer's royalty fees and
                 interest accrued for stockholder              122,900      52,800
             FICA tip tax credit carryforwards                  97,200      66,300
             Basis in property and equipment                    18,200           -
             Other                                              20,800       8,900
                                                           -----------  ----------
                 Total gross deferred tax assets             2,492,900   2,398,900
                 Less valuation allowance                   (2,492,900) (2,368,800)
                                                           -----------  ----------
                 Net deferred tax assets                             -      30,100

       Deferred tax liabilities - basis in property and
         equipment                                                   -      30,100
                                                           -----------  ----------
                 Net deferred taxes                        $         -           -
                                                           -----------  ----------
                                                           -----------  ----------

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

                                     F-12                           (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             (rounded to the nearest hundred, except share amounts)

       Net operating loss carryforwards of $4,254,200 for federal income tax purposes expire between 2004 and 2011. Capital loss carryforwards of $132,500 expire in 1998. General business credits of $97,200 expire in years 2009 through 2012. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

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

                                     F-13                           (Continued)

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             (rounded to the nearest hundred, except share amounts)

(9)    RELATED PARTY TRANSACTIONS

       In connection with the Merger (see note 1), effective April 25, 1994, the Company entered into agreements with Mr. Knox, a majority shareholder, and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year, renewable Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1 1/2% of defined gross revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 1997, this fee has been 1/2 of 1%.

       Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $136,800 and $131,600 in 1997 and 1996, respectively. The consulting and royalty fees are included in general and administrative expenses. No payments of the 1997 or 1996 fees earned were made and, accordingly, they are included in payable to affiliates.

       Included in other income is $36,000 and $33,000 for the years ended December 31, 1997 and 1996, respectively, representing administrative charges to Mr. Knox for accounting and other such services.

       The notes payable to stockholder are unsecured and payable on demand. Notes totaling $579,600, bearing interest at rates ranging from 6.00% to 9.25% per annum, were outstanding at December 31, 1996. Effective January 1, 1997, the interest rates of notes bearing interest at rates less than 9.25% were modified to 9.25%. Effective July 1, 1997, the interest rates of all notes were modified to 9.50%. Notes totaling $549,600 were outstanding at December 31, 1997. Interest expense for such notes aggregated approximately $59,500 and $25,900 in 1997 and 1996, respectively. The unpaid accrued interest is included in payable to affiliates at December 31, 1997 and 1996.

 (10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.

       Notes payable to stockholder (see note 9) have an aggregate fair value of approximately $487,800 and $511,800 at December 31, 1997 and 1996, respectively. The fair values are based on discounted future cash flows over an estimated four year period outstanding, respectively, using an estimated 9.50% and 9.25% incremental borrowing rate, respectively. Such estimates were determined by the Company based on future operating cash flow and market interest rate assumptions.

                                     F-14                           (Continued)