Form 10QSB
period 1998-03-31
SIXX HOLDINGS INC
filed 1998-05-15
CIK 832407

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(MARK ONE)
[XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

As of April 30, 1998, 1,359,273 common shares of the registrant were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 1998 and the results of operations for the interim three-month periods ending March 31, 1998 and 1997. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.  FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       MARCH 31,      DECEMBER 31,
                                                         1998            1997
                                                      (UNAUDITED)
                                                      -----------     ------------
                                     ASSETS
Current Assets:
  Cash                                                $   145,300     $    66,200
  Accounts receivable                                      65,400          56,900
  Inventories                                              75,900          76,400
  Prepaid Expenses                                         65,700          60,700
                                                      -----------     -----------
      Total current assets                                352,300         260,200
Property and equipment (net)                            1,683,700       1,767,200
Other assets                                               11,800          11,800
                                                      -----------     -----------
                                                      $ 2,047,800     $ 2,039,200
                                                      -----------     -----------
                                                      -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $    93,700     $    37,000
  Accrued liabilities                                     208,700         198,500
  Payable to affiliates                                   351,700         359,100
  Notes payable to stockholder                            549,600         549,600
                                                      -----------     -----------
      Total current liabilities                         1,203,700       1,144,200

Capital lease obligations                                   3,300           4,000
Deferred rent liabilities                                  27,800          27,400
                                                      -----------     -----------
      Total liabilities                                 1,234,800       1,175,600
                                                      -----------     -----------

Stockholders' Equity:
  Common stock of $.01 par value:
    Authorized 12,000,000 shares; 1,359,273
    shares issued and outstanding                          13,600          13,600
  Additional paid-in capital                            4,408,900       4,408,900
  Accumulated deficit (since August 1, 1989)           (3,609,500)     (3,558,900)
                                                      -----------     -----------
      Total stockholders' equity                          813,000         863,600
                                                      -----------     -----------
                                                      $ 2,047,800     $ 2,039,200
                                                      -----------     -----------
                                                      -----------     -----------

     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      THREE MONTHS   THREE MONTHS
                                                          ENDED          ENDED
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                      ------------   ------------
Restaurant revenues                                    $1,588,800     $1,540,300

Costs and expenses:
  Cost of sales                                           470,700        451,800
  Restaurant expenses                                     886,500        876,500
  Depreciation and amortization                            92,700         92,600
  General and administrative expenses                     176,400        228,100
                                                       ----------     ----------
    Total costs and expenses                            1,626,300      1,649,000

      Loss from operations                                (37,500)      (108,700)


Nonoperating income (expense):
  Interest expense - stockholder                          (13,100)       (14,100)
  Other income                                                 --          1,600
                                                       ----------     ----------
      Net loss                                          ($ 50,600)     ($121,200)
                                                       ----------     ----------
                                                       ----------     ----------
Net loss per common share - basic and diluted              ($0.04)        ($0.09)
                                                       ----------     ----------
                                                       ----------     ----------
Weighted average common shares outstanding              1,359,273      1,359,274
                                                       ----------     ----------
                                                       ----------     ----------

    See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)

                                                            THREE MONTHS   THREE MONTHS
                                                                ENDED         ENDED
                                                              MARCH 31,      MARCH 31,
                                                                1998           1997
                                                            ------------   ------------
Cash flows provided by (used in) operating activities:
  Net loss                                                    ($50,600)     ($121,200)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation and amortization                               92,700         92,600
  Changes in assets and liabilities:
    Accounts receivable                                         (8,500)       (19,700)
    Inventories                                                    500         (2,400)
    Prepaid expenses                                            (5,000)       (12,700)
    Other assets                                                   ---          2,400
    Accounts payable                                            56,700       (194,900)
    Accrued liabilities                                         10,200         35,100
    Payable to affiliates                                       (7,400)        43,700
    Deferred rent liabilities                                      400         (7,000)
                                                              --------      ---------
      Net cash provided by (used in) operating activities       89,000       (184,100)
                                                              --------      ---------

Cash flows provided by (used in) investing activities -
  Additions to property and equipment                           (9,200)        (6,300)
                                                              --------      ---------

Cash flows provided by (used in) financing activities:
  Additions to notes payable to stockholder, net                   ---         80,000
  Payments of capital lease obligations                           (700)           ---
                                                              --------      ---------
      Net cash provided by (used in) financing activities         (700)        80,000
                                                              --------      ---------

Net increase (decrease) in cash                                 79,100       (110,400)
Cash at beginning of period                                     66,200        118,100
                                                              --------      ---------
Cash at end of period                                         $145,300      $   7,700
                                                              --------      ---------
                                                              --------      ---------

    See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998

(1)  BASIS OF PRESENTATION

     In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements.

(2)  ACCOUNTING POLICIES

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 1997 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

     Certain previously reported financial information has been reclassified to conform to the current presentation.

(3)  RELATED PARTY TRANSACTIONS

     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $59,300 and $9,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, on April 1, 1998, the corporate office lease expired and was not renewed; instead, the Company will lease the same office space on a month-to-month basis from the majority shareholder for the full rent amount of approximately $8,200 per month.

     Subsequent to March 31, 1998, the Company repaid notes totaling $80,000 and the related accrued interest of approximately $11,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

     As of March 31, 1998 and 1997 the Company's cash was approximately $145,300 and $7,700 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

     Revenues from restaurant operations increased from $1,540,300 to $1,588,800 (3.1%) for the three months ended March 31, 1997 and 1998, respectively; loss from operations decreased 65.5% from $108,700 in 1997 to $37,500 in 1998; and net loss decreased 58.2% from $121,200 in 1997 to $50,600 in 1998.

     Restaurant revenues for the three-month period ended March 31, 1998 increased $48,500 (3.1%) from the same period in 1997, primarily because of increased revenues generated by Patrizio II's increased cover count. Patrizio I accounted for 53.4% and 55.0% of the revenues for the three-month periods ended March 31, 1998 and 1997, respectively.

     Restaurant expenses for the three-month period ended March 31, 1998 increased $10,000 (1.1%) from the same period in 1997 primarily because of the increase in sales volume. Cost of sales as a percent of restaurant revenues increased slightly from 29.3% in 1997 to 29.6% in 1998 primarily due to the increases in the cost of alcoholic beverages sold.

     General and administrative expenses for the three-month period ended March 31, 1998 decreased $51,700 (22.7%) from the three-month period ended March 31, 1997 primarily because of the increase in the charge to affiliates for shared resources

     Interest expense - stockholder decreased $1,000 during the first three months of 1998 compared to the same period of 1997 primarily because of the net decrease in the principal balance of loans outstanding offset by the modification of the interest rates from 9.25% per annum at January 1, 1997 to 9.50% per annum effective July 1, 1997.

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

SIGNATURE                  TITLE                       DATE
---------                  -----                       ----

/s/ Jack D. Knox           Chairman of the Board,      May 14, 1998
----------------------     President and Director
Jack D. Knox                (Principal Executive
                                  Officer)

/s/ Catherine E. Blair     Chief Financial Officer     May 14, 1998
----------------------      (Principal Financial
Catherine E. Blair         and Accounting Officer)