Form 10QSB
period 1998-06-30
SIXX HOLDINGS INC
filed 1998-08-14
CIK 832407

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-16808

                         SIXX HOLDINGS, INCORPORATED
            (Exact name of registrant as specified in its charter)

       Delaware                                         75-2222883
(State of Incorporation)                      (IRS Employer Identification No.)

                       300 Crescent Court, Suite 1630
                             Dallas, Texas 75201
              (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code:  (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   XX    NO
                                                    ------     ------

As of July 31, 1998, 1,359,273 common shares of the registrant were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 1998 and the results of operations for the interim three-month and six-month periods ending June 30, 1998 and 1997. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                 SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         JUNE 30,  DECEMBER 31,
                                                          1998         1997
                                                       (UNAUDITED)
                                    ASSETS
Current Assets:
  Cash                                                $   153,700  $    66,200
  Accounts receivable                                      59,700       56,900
  Inventories                                              69,300       76,400
  Prepaid expenses                                         71,200       60,700
                                                      -----------  -----------
          Total current assets                            353,900      260,200
Property and equipment (net)                            1,687,000    1,767,200
Other assets                                               11,800       11,800
                                                      -----------  -----------
                                                      $ 2,052,700  $ 2,039,200
                                                      -----------  -----------
                                                      -----------  -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $   113,300  $    37,000
  Accrued liabilities                                     259,100      198,500
  Payable to affiliates                                   398,900      359,100
  Notes payable to stockholder                            419,600      549,600
                                                      -----------  -----------
          Total current liabilities                     1,190,900    1,144,200

Capital lease obligations                                   2,600        4,000
Deferred rent liabilities                                  28,200       27,400
                                                      -----------  -----------
     Total liabilities                                  1,221,700    1,175,600
                                                      -----------  -----------

Stockholders' equity:
  Common stock of $.01 par value:
    Authorized 12,000,000 shares; 1,359,273
    Shares issued and outstanding                          13,600       13,600
  Additional paid-in capital                            4,408,900    4,408,900
  Accumulated deficit (since august 1, 1989)           (3,591,500)  (3,558,900)
                                                      -----------  -----------
     Total stockholders' equity                           831,000      863,600
                                                      -----------  -----------
                                                      $ 2,052,700  $ 2,039,200
                                                      -----------  -----------
                                                      -----------  -----------

    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                    SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                               ENDED          ENDED         ENDED          ENDED
                                             JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                               1998           1997           1998           1997
Restaurant revenues                        $1,829,200     $1,842,000     $3,418,000     $3,382,300

Costs and expenses:
  Cost of sales                               536,900        530,400      1,007,600        982,200
  Restaurant expenses                         980,600        967,700      1,867,100      1,844,200
  Depreciation and amortization                87,200         93,300        179,900        185,900
  General and administrative expenses         194,200        284,000        370,600        512,100
                                           ----------     ----------     ----------     ----------
     Total costs and expenses               1,798,900      1,875,400      3,425,200      3,524,400
                                           ----------     ----------     ----------     ----------
     Income (loss)
       from operations                         30,300        (33,400)        (7,200)      (142,100)


Nonoperating income, expense
  Interest expense - stockholder              (12,300)       (16,100)       (25,400)       (30,200)
  Other income, net                               ---          1,200            ---          2,800
                                           ----------     ----------     ----------     ----------
     Net income (loss)                     $   18,000     $  (48,300)    $  (32,600)    $ (169,500)
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------
Income (loss) per common share -
     basic and diluted                     $     0.01     $    (0.04)    $    (0.02)    $    (0.12)
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------
Weighted average common
     shares outstanding                     1,359,273      1,359,274      1,359,273      1,359,274


    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (ROUNDED TO NEAREST HUNDRED)

                                                          SIX MONTHS     SIX MONTHS
                                                             ENDED          ENDED
                                                            JUNE 30,       JUNE 30,
                                                              1998          1997
Cash flows provided by (used in) operating activities:
  Net loss                                                  $ (32,600)   $(169,500)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation and amortization                             179,900      185,900
  Changes in assets and liabilities:
    Accounts receivable                                        (2,800)     (38,400)
    Inventories                                                 7,100       (1,300)
    Prepaid expenses                                          (10,500)     (16,500)
    Other assets                                                  ---        2,400
    Accounts payable                                           76,300     (220,000)
    Accrued liabilities                                        60,600       73,300
    Payable to affiliates                                      39,800       92,900
    Deferred rent liabilities                                     800       (4,500)
                                                            ---------    ---------
        Net cash provided by (used in) operating activities   318,600      (95,700)
                                                            ---------    ---------
Cash flows provided by (used in) investing activities -
  Additions to property and equipment                         (99,700)     (33,000)
                                                            ---------    ---------
Cash flows provided by (used in) financing activities:
  Additions to (payments of) notes payable to
    stockholder, net                                         (130,000)     110,000
  Payments of capital lease obligations                        (1,400)         ---
                                                            ---------    ---------
        Net cash provided by (used in) financing activities  (131,400)     110,000
                                                            ---------    ---------
Net increase (decrease) in cash                                87,500      (18,700)
Cash at beginning of period                                    66,200      118,100
                                                            ---------    ---------
Cash at end of period                                       $ 153,700    $  99,400
                                                            ---------    ---------
                                                            ---------    ---------

    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                    SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998

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

(3)  RELATED PARTY TRANSACTIONS

     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $118,800 and $18,000 for the six months ended June 30, 1998 and 1997, respectively. In addition, on May 1, 1998, the corporate office lease expired and was not renewed; instead, the Company will lease the same office space on a month-to-month basis from the majority shareholder for the full base rent amount of approximately $8,300 per month and additional occupancy charges, as incurred. For the six months ended June 30, 1998, $16,600 was paid to the majority shareholder under this arrangement.

     During 1998, the Company repaid notes totaling $130,000 and the related accrued interest of approximately $18,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

     As of June 30, 1998 and 1997 the Company's cash was approximately $153,700 and $99,400 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

     Revenues from restaurant operations increased from $3,382,300 to $3,418,000 (1.1%) for the six months ended June 30, 1997 and 1998, respectively; loss from operations decreased 94.9% from $142,100 in 1997 to $7,200 in 1998; and net loss decreased 80.8% from $169,500 in 1997 to $32,600 in 1998.

     Restaurant revenues for the six-month period ended June 30, 1998 increased $35,700 (1.1%) from the same period in 1997, primarily because of increased revenues generated by Patrizio II's increased cover count in the first quarter. Patrizio I accounted for 54.2% and 55.0% of the revenues for the six-month periods ended June 30, 1998 and 1997, respectively.

     Cost of sales as a percent of restaurant revenues increased from 29.0% in 1997 to 29.5% in 1998 primarily due to the increases in the cost of food sold. Restaurant expenses for the six-month period ended June 30, 1998 increased $22,900 (1.2%) from the same period in 1997 primarily because of the increase in sales volume and increased usage of restaurant supplies, partially offset by a reduction in labor costs.

     Depreciation and amortization decreased slightly from $185,900 to $179,900 for the six months ended June 30, 1997 and 1998, respectively. General and administrative expenses for the six-month period ended June 30, 1998 decreased $141,500 (27.6%) from the six-month period ended June 30, 1997 primarily because of the increase in the charge to affiliates for shared resources and continued cost control measures.

     Interest expense - stockholder decreased $4,800 during the first six months of 1998 compared to the same period of 1997 primarily because of the net decrease in the principal balance of loans outstanding, partially offset by the modification of the interest rates from 9.25% per annum at January 1, 1997 to 9.50% per annum effective July 1, 1997.

YEAR 2000 ISSUE

     The Company uses software and related technologies that will be affected by the Year 2000 issue, which is common to most businesses, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. Management has assessed its internal computer systems and credit card processors and is in the process of evaluating the impact that the Year 2000 issue will have on its product suppliers. Management of the Company believes that the future costs required to address the Year 2000 issue will not significantly impact its financial condition nor adversely impact business operations.

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


                                       SIXX HOLDINGS, INCORPORATED


                                       By: /s/ Jack D. Knox
                                          -----------------------------------
                                          Jack D. Knox, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE                TITLE                             DATE
                         Chairman of the Board,            August 12, 1998
/s/ Jack D. Knox         President and Director
-----------------------  (Principal Executive
  Jack D. Knox                 Officer)


/s/ Catherine E. Blair   Chief Financial Officer           August 12, 1998
-----------------------  (Principal Financial
Catherine E. Blair        and Accounting Officer)