Form 10QSB
period 1998-09-30
SIXX HOLDINGS INC
filed 1998-11-13
CIK 832407

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of October 31, 1998, 1,359,273 common shares of the registrant were issued and outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with Generally Accepted Accounting Principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 1998 and the results of operations for the interim three-month and nine-month periods ending September 30, 1998 and 1997. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      September 30,     December 31,
                                                                                          1998             1997
                                                                                      (Unaudited)

                                     ASSETS
Current Assets:
  Cash                                                                                 $   197,500    $    66,200
  Accounts receivable                                                                       60,000         56,900
  Inventories                                                                               79,200         76,400
  Prepaid expenses                                                                          68,000         60,700
                                                                                       -----------    -----------
          Total current assets                                                             404,700        260,200
Property and equipment (net)                                                             1,676,300      1,767,200
Other assets                                                                                11,800         11,800
                                                                                       -----------    -----------
                                                                                       $ 2,092,800    $ 2,039,200
                                                                                       ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                     $   176,200    $    37,000
  Accrued liabilities                                                                      219,700        198,500
  Payable to affiliates                                                                    468,200        359,100
  Notes payable to stockholder                                                             419,600        549,600
                                                                                       -----------    -----------
          Total current liabilities                                                      1,283,700      1,144,200

Capital lease obligations                                                                    2,000          4,000
Deferred rent liabilities                                                                   28,500         27,400
                                                                                       -----------    -----------
         Total liabilities                                                               1,314,200      1,175,600
                                                                                       -----------    -----------

Stockholders' Equity:
  Common stock of $.01 par value:
    Authorized 12,000,000 shares; 1,359,273
    shares issued and outstanding                                                           13,600         13,600
  Additional paid-in capital                                                             4,408,900      4,408,900
  Accumulated deficit (since August 1, 1989)                                            (3,643,900)    (3,558,900)
                                                                                       -----------    -----------
         Total stockholders' equity                                                        778,600        863,600
                                                                                       -----------    -----------
                                                                                       $ 2,092,800    $ 2,039,200
                                                                                       ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         Three Months  Three Months    Nine Months    Nine Months
                                            Ended          Ended          Ended          Ended
                                         September 30,  September 30,  September 30,  September 30,
                                            1998           1997           1998           1997

Restaurant revenues                     $ 1,671,300    $ 1,787,700    $ 5,089,300    $ 5,170,000


Costs and expenses:
  Cost of sales                             501,900        531,600      1,509,500      1,513,800
  Restaurant expenses                       946,400        949,400      2,813,500      2,793,600
  Depreciation and amortization              66,600         96,200        246,500        282,100
  General and administrative expenses       195,700        213,600        566,300        743,700
                                        -----------    -----------    -----------    -----------
         Total costs and expenses         1,710,600      1,790,800      5,135,800      5,333,200
                                        -----------    -----------    -----------    -----------

         Income (loss)
           from operations                  (39,300)        (3,100)       (46,500)      (163,200)


Nonoperating income, expense
   Interest expense - stockholder           (13,200)       (16,000)       (38,600)       (46,200)
   Other income, net                            100          9,800            100         30,600

                                        -----------    -----------    -----------    -----------
         Net income (loss)              ($   52,400)   ($    9,300)   ($   85,000)   ($  178,800)
                                        ===========    ===========    ===========    ===========

Income (loss) per common share -
        basic and diluted               ($     0.04)   ($     0.01)   ($     0.06)   ($     0.13)
                                        ===========    ===========    ===========    ===========

Weighted average common
    shares outstanding -
    basic and diluted                     1,359,273      1,359,273      1,359,273      1,359,273


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                      Nine Months   Nine Months
                                                                          Ended        Ended
                                                                      September 30, September 30,
                                                                          1998         1997

Cash flows provided by (used in) operating activities:
   Net loss                                                            ($ 85,000)   ($178,800)
   Adjustments To Reconcile Net Loss To Net Cash From
   operating activities:
     Depreciation and amortization                                       246,500      282,100
     Changes in assets and liabilities:
      Accounts receivable                                                 (3,100)       5,900
      Inventories                                                         (2,800)      (1,700)
      Prepaid expenses                                                    (7,300)     (20,800)
      Other assets                                                          --          1,900
      Accounts payable                                                   139,200     (190,900)
      Accrued liabilities                                                 21,200       35,900
      Payable to affiliates                                              109,100      137,700
      Deferred rent liabilities                                            1,100       (4,100)
                                                                       ---------    ---------
                 Net cash provided by (used in) operating activities     418,900       67,200
                                                                       ---------    ---------

Cash flows provided by (used in) investing activities -
   Additions to property and equipment                                  (155,600)     (48,300)
                                                                       ---------    ---------

Cash flows provided by (used in) financing activities:
    Additions to (payments of) notes payable to stockholder, net        (130,000)      10,000
    Additions to (payments of) capital lease obligations                  (2,000)       6,500
                                                                       ---------    ---------
                 Net cash provided by (used in) financing activities    (132,000)      16,500
                                                                       ---------    ---------

Net increase (decrease) in cash                                          131,300       35,400
Cash at beginning of period                                               66,200      118,100
                                                                       ---------    ---------
Cash at end of period                                                  $ 197,500    $ 153,500
                                                                       =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

(1)      BASIS OF PRESENTATION

         In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements in accordance with Generally Accepted Accounting Principles. The Company's financial statements should be read in conjunction with its annual financial statements included on Form 10-KSB.

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

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $178,200 and $27,000 for the nine months ended September 30, 1998 and 1997, respectively. In addition, on May 1, 1998, the corporate office lease expired and was not renewed; instead, the Company will lease the same office space on a month-to-month basis from the majority shareholder for the full base rent amount of approximately $8,300 per month and additional occupancy charges, as incurred. For the nine months ended September 30, 1998, $41,500 was paid to the majority shareholder under this arrangement.

         During 1998, the Company repaid notes to its majority shareholder totaling $130,000 and the related accrued interest of approximately $18,100.

         The interest rate on the note payable to the majority shareholder was changed from 9.5% per annum to 8% per annum effective October 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas, was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

         As of September 30, 1998 and 1997 the Company's cash was approximately $197,500 and $153,500 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

         Revenues from restaurant operations decreased from $5,170,000 to $5,089,300 (1.6%) for the nine months ended September 30, 1997 and 1998, respectively; loss from operations decreased 71.5% from $163,200 in 1997 to $46,500 in 1998; and net loss decreased 52.5% from $178,800 in 1997 to $85,000 in 1998.
         Restaurant revenues for the nine-month period ended September 30, 1998 decreased $80,700 (1.6%) from the same period in 1997, primarily because of an unusually long stretch of extremely hot and humid weather from June through September 1998. This uncomfortable weather greatly reduced the number of customers dining outdoors on the patio at both locations. Patrizio I accounted for 53.8% and 54.0% of the revenues for the nine-month periods ended September 30, 1998 and 1997, respectively.
         Cost of sales as a percent of restaurant revenues increased from 29.3% in 1997 to 29.7% in 1998 primarily due to the increases in the cost of food sold. Restaurant expenses for the nine-month period ended September 30, 1998 increased $19,900 (.7%) from the same period in 1997 primarily because of an increased usage of restaurant supplies.
         Depreciation and amortization decreased from $282,100 to $246,500 for the nine months ended September 30, 1997 and 1998, respectively. General and administrative expenses for the nine-month period ended September 30, 1998 decreased $177,400 (23.9%) from the nine-month period ended September 30, 1997 primarily because of the increase in the charge to affiliates for shared resources and the Company's continued cost control measures.
         Interest expense - stockholder decreased $7,600 during the first nine months of 1998 compared to the same period of 1997 primarily because of the net decrease in the principal balance of loans outstanding, partially offset by the modification of the interest rates from 9.25% per annum at January 1, 1997 to 9.50% per annum effective July 1, 1997.

YEAR 2000

         The Company uses computer software, hardware and related technologies in the day to day operation of its business that may be affected by the arrival of the year 2000. The significance of the year 2000, which is common to most businesses, concerns the inability of computer based technology to properly recognize and process date-sensitive information as the year 2000 approaches. Management has completed a preliminary assessment of its internal computer systems and credit card processors and believes they are Year 2000 compliant, although no assurances can be made in this regard. The Company is in the process of evaluating the impact that the Year 2000 will have on its product suppliers and expects to be complete with this assessment in the second quarter of 1999. Expenditures to date relating to the year 2000 have been insignificant and management of the Company believes that the future costs required to address the Year 2000 issue will not significantly impact its financial condition nor adversely impact business operations. To date management has not yet developed a contingency plan or a timetable for doing so.

IMPACT OF INFLATION:

         The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Enactment of recent legislation increased the minimum wage by $0.90 per hour over a two-year period effective October 1, 1996. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and infrequent menu price adjustments. The cost of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including the increase in the minimum wage.

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


                                                SIXX HOLDINGS, INCORPORATED


                                                By:  /s/ Jack D. Knox
                                                     -------------------------

                                                     Jack D. Knox, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.


SIGNATURE                           TITLE                             DATE

                                   Chairman of the Board,             November 11, 1998
/s/ Jack D. Knox                   President and Director
-------------------------           (Principal Executive
Jack D. Knox                                Officer)


/s/ Anne B. Pullen                        Controller                  November 11, 1998
-------------------------          (Principal Financial and
Anne B. Pullen                       Accounting Officer)

                               INDEX TO EXHIBITS
   Exhibit
    No.                            Description
   -------                         -----------
     27                Financial Data Schedule