Form 10KSB40
period 1998-12-31
SIXX HOLDINGS INC
filed 1999-03-31
CIK 832407

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended December 31, 1998

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

                         Yes     X             No
                              ------                -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the year ended December 31, 1998 were $6,777,100.

         As of February 27, 1999 the registrant had issued and outstanding 1,359,273 shares of the Company's common stock, $.01 par value.

          The aggregate market value of the approximately 18% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 27, 1999, was approximately $153,125. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

         Transitional Small Business Disclosure Format   Yes [ ]    No  [X]

================================================================================

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

PATRIZIO RESTAURANT, INC.

         The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.26 to $9.80. Alcoholic beverages, which are served primarily with meals (as opposed to bar service) generated approximately 26% and 27% of all restaurant revenues for 1998 and 1997. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,288 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

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

EMPLOYEES

         As of December 31, 1998, the Company employed five persons in its corporate headquarters and approximately 164 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

         The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements, and the Americans with Disabilities Act, which governs nondiscriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and accordingly, increases in the minimum wages increase the Company's labor costs. The federal minimum wage per hour was increased from $4.75 to $5.15 for non-service personnel effective September 1, 1997 and remained at that level to present day.

ITEM 2.           DESCRIPTION OF PROPERTIES

         As of December 31, 1998, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease expired in February, 1998 and the Company exercised its option to renew the lease through 2005. The Patrizio I lease has one five-year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expires in 2003 and has two five-year renewal options at the then prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court. Its lease expired in March, 1998 and was not renewed. The Company now rents the same space on a month-to-month basis from its majority shareholder at the price paid by the Company's majority shareholder.

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

--------------------------------------------------------------------------------------------------------------------
1998:                                                                             High Bid               Low Bid
First Quarter                                                                        .75                   .53
Second Quarter                                                                       .81                   .50
Third Quarter                                                                        .53                   .34
Fourth Quarter                                                                       .31                   .06

1997:
First Quarter                                                                       3.00                   2.00
Second Quarter                                                                      2.25                   1.63
Third Quarter                                                                       2.25                   1.25
Fourth Quarter                                                                      1.38                    .50
--------------------------------------------------------------------------------------------------------------------

         As of February 27, 1999, there were approximately 1,945 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY

         As of December 31, 1998, the Company's cash was $127,400. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

         Effective January 1, 1997, the $579,640 outstanding in notes to the majority stockholder were modified to bear interest at 9.25% per annum and effective July 1, 1997 all notes to stockholder were modified to bear interest at 9.5%. Total borrowings from and repayments to stockholders were $130,000 and $160,000 respectively during 1997. In May 1998 the Company repaid $130,000 of the notes to stockholder and accrued interest thereon. On October 1, 1998 all notes to stockholder were modified to bear interest at 8.0% per annum.

RESULTS OF OPERATIONS

         The Company's restaurant revenues decreased 1% from $6,842,300 to $6,777,100 for the years ended December 31, 1997 and 1998, respectively; loss from operations decreased 56.1% from $235,500 in 1997 to $103,300 in 1998; and net loss decreased 49.0% from $291,600 in 1997 to $148,600 in 1998.

         Restaurant revenues for the year ended December 31, 1998 decreased $65,200 (1.0%) from the same period in 1997, primarily due to an unusually long stretch of extremely hot and humid weather from June through September 1998. This uncomfortable weather greatly reduced the number of customers dining outdoors on the patio at both locations. Patrizio I accounted for 54.2% of annual revenues in 1998.

         Cost of sales as a percent of restaurant revenues increased from 29.3% for the year ended December 31, 1997 to 29.6% for the same period in 1998. Restaurant expenses totaled $3,738,200 for the year ended December 31, 1998, a 0.5% increase over 1997. Restaurant expenses were 53.8% of revenue at Patrizio I compared to 51.6% in the prior year primarily due to increases in restaurant operating supplies and rent. Patrizio II's restaurant expenses were 57.4% of revenue in 1998 compared to 57.5% in 1997.

         Depreciation and amortization was $364,600 for the year ended December 31, 1998 and $377,500 for the year ended December 31, 1997. General and administrative expenses were $770,900 for the year ended December 31, 1998, compared to $979,900 in 1997. The decrease in general and administrative expense of 21.3% or $209,000 can be largely attributed to an increase in 1998 of approximately $200,000 in reimbursements to the Company for office and administration expenses by its affiliates.

         Interest expense-stockholder of $43,600 reflects a decrease of $16,400 over the 1997 expense of $60,000 as a result of decreased principal amounts outstanding in 1998 and the modification of the interest rate from 9.5% to 8.0% effective October 1, 1998.

         Other income (expense) was ($1,700) for the year ended December 31,1998 and other income was $3,800 for the year ended December 31, 1997.

         As described in note 6 to the Company's audited consolidated financial statements, no federal or state income taxes were payable by the Company during the years presented and none were provided for in the consolidated financial statements.

YEAR 2000

         The Company uses computer software, hardware and related technologies in the day to day operation of its business that may be affected by the arrival of the year 2000. The significance of the year 2000, which is common to most businesses, concerns the inability of computer based technology to properly recognize and process date-sensitive information as the year 2000 approaches. Management has completed its assessment of its point-of-sale systems and is in the preliminary stage of assessing its internal computer systems and believes they are Year 2000 compliant. The Company is in the process of evaluating the impact that the Year 2000 will have on its non IT systems, which include microwaves, dishwashers, and other kitchen appliances, and its product suppliers and expects to be complete with this assessment in the second quarter of 1999. Expenditures to date relating to the year 2000 have been insignificant and management of the Company believes that the future costs required to address the Year 2000 issue will not significantly impact its financial condition nor adversely impact business operations. To date management has not yet developed a contingency plan or a timetable for doing so.

IMPACT OF INFLATION

         The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Enactment of legislation increased the minimum wage by $0.40 per hour effective September 1, 1997. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and minimal menu price adjustments. The cost of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including the increase in the minimum wage.

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

ACCOUNTING MATTERS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 1999, although early adoption is allowed. The Company does not expect the adoption of this Statement to have a material impact on the Company's financial condition or reported results of operations.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements are set forth herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has nothing to report under this item.



                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below is certain information concerning the directors and executive officers of the Company:

                  Name                               Age                        Position with the Company
                  ----                               ---                        -------------------------

         Jack D. Knox                                61                         Chairman of the Board,
                                                                                President and Director

         Dorothy L. Douglas                          54                         Secretary and Treasurer

         G. Michael Boswell                          58                         Director

         R. Ted Enloe, Jr.                           60                         Director

         Richard Mullen                              59                         Director


         The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of four directors. Because the company has not elected directors during the past three years, all directors' terms expire in May 1999 or until their successor shall have been duly elected and qualified.

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

         Robert Ted Enloe III has been a director of the Company since February 1993. He is the managing general partner of Balquita Partners, Ltd., a real estate and securities investment partnership. From 1975 to August 1986 he served as President, and from April 1992 to August 1996 as Chief Executive Officer, of Liberte Investors. He was President of L&N Housing Corp. from 1981 to April 1992 and a director of that entity from 1981 to 1996. From 1975 to September 1991 he served as President of Lomas Financial Corporation, and as a director of that company from 1970 to 1991. Mr. Enloe serves as a director of Compaq Computer Corporation, a computer manufacturer, Leggett & Platt, Inc., a manufacturer of components primarily for the furnishings and bedding industries, Liberte Investors, Inc., a holding company seeking acquisitions of operating companies, First Sierra Financial, Inc., a commercial leasing firm, and The Rubenstein Company, L.P., a private REIT that owns office buildings in the Mid-Atlantic region.

         Richard T. Mullen has been a director of the Company since February 1993. He is President of The Mullen Company, Dallas, Texas, a real estate brokerage, development, and management company, and has served in this position for more than five years. He also serves as a director of Targeted Marketing Systems, Inc., a privately-held firm specializing in customer loyalty programs.

         There is no family relationship among the nominees or present directors and any executive officer of the Company.

SECTION 16 COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1998 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

         The total compensation paid during 1998, 1997, and 1996 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                           Annual Compensation                   Compensation Awards
                           -----------------------------------------------       -------------------
                                                                                     Securities
                                                                   Other             Underlying
                                                                   Annual              Options/          All Other
   Name                     Year       Salary        Bonus          Comp.               SARs(#)         Compensation
-------------              -----     ----------      -----       ---------       -------------------    ------------

Jack D. Knox               1998     $    --     (1)   $--          $1,909(2)             --               $4,310(3)
Chairman of the Board      1997     $    --     (1)   $--          $1,227(2)             --               $2,755(3)
and President (Chief       1996     $    --     (1)   $--          $3,436(2)             --               $2,545(3)
 Executive Officer)

(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 1998, 1997 and 1996 is included in "Certain Relationships and Related Transactions."
(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $600 and $1,800 for the years ended December 31, 1998 and 1996, respectively, in fees paid to Mr. Knox as a director of the Company.
(3) Reflects the Company-paid premium for a health insurance policy in 1998 and 1997 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate, in 1998, 1997 and 1996.

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

                                                             Amount           Percent
                  Name & Address of                       Beneficially          of
                  Beneficial Owner                          Owned (1)          Class
                  ----------------                        ------------        -------

                  Jack D. Knox                               1,095,898            80.6%
                  300 Crescent Court, #1630
                  Dallas, Texas

                  G. Michael Boswell                             6,375        less than 1.0%
                  Danbury, Texas

                  Robert Ted Enloe III                           6,375        less than 1.0%
                  Dallas, Texas

                  Richard T. Mullen                              6,375        less than 1.0%
                  Dallas, Texas

                  All Directors and
                  Officers as a Group
                  (5 persons)                                1,115,143            82.0%

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

         In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 1998, this fee has been 1/2 of 1%.

         Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $135,500 and $136,800 in 1998 and 1997, respectively. The fees are included in general and administrative expenses. No payment of the 1998 or 1997 fees earned were made and, accordingly, they are included in payable to affiliates.

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 and $36,000 for years ended December 31, 1998 and December 31, 1997, respectively.

         The notes payable to Mr. Knox are unsecured and payable on demand. Notes totaling $549,600, bearing interest at a rate of 9.5% per annum, were outstanding at December 31, 1997. Effective January 1, 1997, the interest rates of notes bearing interest at rates less than 9.25% were modified to 9.25%. Effective July 1, 1997, the interest rates of all notes were modified to 9.50%. Notes totaling $419,600 were outstanding at December 31, 1998. Effective October 1 1998, the interest rates of all notes were modified to 8.0%. Interest expense for such notes aggregated approximately $42,900 and $59,500 in 1998 and 1997, respectively. The unpaid interest is included in payable to affiliates at December 31, 1998 and 1997.


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

                           10.1 Consulting Agreement, by and between Sixx and Comico Corporation ("Comico"), dated as of April 25, 1994 (filed as exhibit A of
                                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 23 , 1994, and incorporated herein by reference).

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

Date: March 30, 1999

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

        Signatures                                     Titles                                 Date
        ----------                                     ------                                 ----

     /s/ Jack D. Knox                     Chairman of the Board, President,              March 30, 1999
 ------------------------------           and Director (Principal Executive
       Jack D. Knox                                   Officer)



    /s/ Anne B. Pullen                    Chief Financial Officer (Principal             March 30, 1999
 ------------------------------           Financial and Accounting Officer)
      Anne B. Pullen


  /s/ G. Michael Boswell                              Director                           March 30, 1999
 ------------------------------
    G. Michael Boswell


 /s/ Robert Ted Enloe III                             Director                           March 30, 1999
 ------------------------------
   Robert Ted Enloe III


   /s/ Richard T. Mullen                              Director                           March 30, 1999
 ------------------------------
     Richard T. Mullen

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Six Holdings, Incorporated:


We have audited the accompanying consolidated balance sheets of Six Holdings, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Holdings, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            KPMG LLP


Dallas, Texas
February 12, 1999

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

        (Rounded to nearest hundred, except share and per share amounts)



                                   ASSETS                          1998             1997
                                                               ------------      -----------

Current assets:
     Cash                                                       $   127,400           66,200
     Accounts receivable                                             62,400           56,900
     Receivable from affiliate (note 7)                              50,100             --
     Inventories                                                     84,300           76,400
     Prepaid expenses                                                66,300           60,700
                                                                -----------      -----------
              Total current assets                                  390,500          260,200

Net property and equipment (note 2)                               1,540,500        1,767,200
Other assets                                                         11,800           11,800
                                                                -----------      -----------
                                                                $ 1,942,800        2,039,200
                                                                ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    34,600           37,000
     Accrued liabilities (note 3)                                   213,400          198,500
     Payable to affiliates (note 7)                                 530,100          359,100
     Notes payable to stockholder (notes 7 and 8)                   419,600          549,600
                                                                -----------      -----------
                 Total current liabilities                        1,197,700        1,144,200

Capital lease obligations (note 5)                                    1,200            4,000
Deferred rent liabilities (note 4)                                   28,900           27,400
                                                                -----------      -----------
                 Total liabilities                                1,227,800        1,175,600
                                                                -----------      -----------

Stockholders' equity:
     Common stock of $.01 par value.  Authorized 12,000,000
        shares; 1,359,273 shares in 1998 and
        1997 issued and outstanding                                  13,600           13,600
     Additional paid-in capital                                   4,408,900        4,408,900
     Accumulated deficit (since August 1, 1989)                  (3,707,500)      (3,558,900)
                                                                -----------      -----------
                 Total stockholders' equity                         715,000          863,600

Commitments (note 5)
                                                                -----------      -----------
                                                                $ 1,942,800        2,039,200
                                                                ===========      ===========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1998 and 1997

             (Rounded to nearest hundred, except per share amounts)


                                                                1998             1997
                                                            -----------      -----------

Restaurant revenues                                         $ 6,777,100        6,842,300
                                                            -----------      -----------

Costs and expenses:
     Cost of sales                                            2,006,700        2,002,400
     Restaurant expenses                                      3,738,200        3,717,900
     Depreciation and amortization                              364,600          377,500
     General and administrative expenses (note 7)               770,900          979,900
                                                            -----------      -----------
                 Total costs and expenses                     6,880,400        7,077,700
                                                            -----------      -----------

                 Loss from operations                          (103,300)        (235,400)

Nonoperating income (expense):
     Interest expense - stockholder (note 7)                    (43,600)         (60,000)
     Other income (expense)                                      (1,700)           3,800
                                                            -----------      -----------
                 Net loss                                   $  (148,600)        (291,600)
                                                            ===========      ===========

Loss per common share - basic and diluted                   $      (.11)            (.21)
                                                            ===========      ===========

Weighted average common shares outstanding                  $ 1,359,273        1,359,273
                                                            ===========      ===========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1998 and 1997

               (Rounded to nearest hundred, except share amounts)



                                                         COMMON STOCK             ADDITIONAL                       TOTAL
                                                  ---------------------------      PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                    SHARES           AMOUNT        CAPITAL        DEFICIT          EQUITY
                                                  ----------      -----------     ----------    -----------     -------------

Balance at December 31, 1996                       1,359,274      $   13,600      4,408,900     (3,267,300)      1,155,200

Purchase and retirement of share                          (1)           --             --             --              --

Net loss                                                --              --             --         (291,600)       (291,600)
                                                  ----------      ----------     ----------     ----------      ----------

Balance at December 31, 1997                       1,359,273          13,600      4,408,900     (3,558,900)        863,600

Net loss                                                --              --             --         (148,600)       (148,600)
                                                  ----------      ----------     ----------     ----------      ----------

Balance at December 31, 1998                       1,359,273      $   13,600      4,408,900     (3,707,500)        715,000
                                                  ==========      ==========     ==========     ==========      ==========



See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                          (Rounded to nearest hundred)



                                                                         1998            1997
                                                                      ----------      ----------

Cash flows from operating activities:
  Net loss                                                            $ (148,600)       (291,600)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                     364,600         377,500
       Changes in assets and liabilities:
         Accounts receivable                                              (5,500)            500
         Receivable from affiliate                                       (50,100)           --
         Inventories                                                      (7,900)           (600)
         Prepaid expenses                                                 (5,600)         (4,300)
         Other assets                                                       --             1,900
         Accounts payable                                                 (2,400)       (225,500)
         Accrued liabilities                                              14,900             500
         Payable to affiliates                                           171,000         179,900
         Deferred rent liabilities                                         1,500          (3,800)
                                                                      ----------      ----------

               Net cash provided by operating activities                 331,900          34,500
                                                                      ----------      ----------


Cash flows used in investing activities:
  Additions to property and equipment, net                              (137,900)        (55,500)
                                                                      ----------      ----------

Cash flows from financing activities:
  Additions to notes payable to stockholder                                 --           130,000
  Repayments of notes payable to stockholder                            (130,000)       (160,000)
  Payments of capital lease obligations                                   (2,800)           (900)
                                                                      ----------      ----------

               Net cash provided used in financing activities           (132,800)        (30,900)
                                                                      ----------      ----------

Net increase (decrease) in cash                                           61,200         (51,900)
Cash at beginning of year                                                 66,200         118,100
                                                                      ----------      ----------

Cash at end of year                                                   $  127,400          66,200
                                                                      ==========      ==========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

       (c)    STATEMENTS OF CASH FLOWS

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1998 and 1997. The Company paid no income taxes during the years presented. Interest of $18,100 and $10,600 was paid during the years ended December 31, 1998 and 1997, respectively. Noncash investing and financing activities consist of purchases of equipment under the terms of a capital lease for $6,800 in 1997.

       (d)    INVENTORIES

              Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

               (rounded to nearest hundred, except share amounts)



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

       (f)    ADVERTISING COSTS

              Advertising costs are expensed as incurred. Advertising costs amounted to $43,500 and $55,600 in 1998 and 1997, respectively.

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

       (h)    LOSS PER COMMON SHARE

              Basic earnings per share (EPS) is computed by dividing income
              (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 1998 and 1997. Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in 1998 and 1997.



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

               (rounded to nearest hundred, except share amounts)



       (i)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

       (k)    RECLASSIFICATIONS

              Certain previously reported financial information has been reclassified to conform to the 1998 presentation.

       (l)    SEGMENT INFORMATION

              In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that public enterprises disclose certain information about their operating segments and the geographic areas in which the enterprise operates.

              The Company has identified its two Italian concept restaurants as operating segments and aggregates those segments and its corporate operations into a single reporting segment. The Company's operations are all domestic.



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

               (rounded to nearest hundred, except share amounts)



(2)    PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:

                                                                   DECEMBER 31
                                                           ----------------------------
                                                               1998            1997
                                                           -----------      -----------

         Leasehold improvements                            $ 2,231,900        2,205,800
         Furniture, fixtures and equipment                   1,595,900        1,484,100
                                                           -----------      -----------

                                                             3,827,800        3,689,900
         Less accumulated depreciation
             and amortization                               (2,287,300)      (1,922,700)
                                                           -----------      -----------

                                                           $ 1,540,500        1,767,200
                                                           ===========      ===========

       The gross amounts of furniture, fixtures and equipment and related accumulated amortization recorded under capital leases were $6,800 and $1,400 in 1998 and $6,800 and $700 in 1997, respectively.


(3)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                                         DECEMBER 31
                                                                     -------------------
                                                                       1998        1997
                                                                     -------     -------

         Current portion - capital lease obligation                $   2,400   $   1,900
         Current portion - deferred rent liabilities                   3,500       8,600
         Labor and related costs                                      56,600      48,300
         Franchise, sales, liquor and property taxes                  67,000      64,700
         Gift certificate obligation                                  80,095      66,728
         Other                                                         3,805       8,272
                                                                   ---------   ---------

                                                                   $ 213,400   $ 198,500
                                                                   =========   =========



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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


(5)    LEASES

       The Company leases its restaurant facilities, corporate office and storage under operating leases. On February 24, 1998, the Company exercised its option to renew one of its restaurant leases expiring at the end of that month. After execution of this renewal, the restaurant facilities have lease terms expiring in February 2005 and September 2003. These restaurant leases have one five-year and two five-year renewal clauses exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office lease expired and was not renewed; instead the Company is leasing the same office space on a month-to-month basis from the majority shareholder (see note 7). The storage lease expires in March 1999. A summary of rent expense follows:

                                                           YEARS ENDED DECEMBER 31
                                                           -----------------------
                                                              1998          1997
                                                           ---------     ---------

         Minimum rentals                                   $ 420,200       337,800
         Contingent rentals                                   43,300        99,300
                                                           ---------     ---------

                                                           $ 463,500       437,100
                                                           =========     =========

       In addition, the Company is obligated under capital leases for certain equipment that expire through 2000.



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

               (rounded to nearest hundred, except share amounts)



       As of December 31, 1998, commitments for future minimum lease payments under operating leases and executed renewals with initial or remaining noncancelable lease terms in excess of one year and future minimum capital lease payments are as follows:

                                                                  OPERATING              CAPITAL
                                                                    LEASES                LEASES
                                                               ----------------     -----------------

    1999                                                          $   336,300              2,900
    2000                                                              335,400              1,400
    2001                                                              345,300                 --
    2002                                                              348,600                 --
    2003                                                              348,600                 --
    Thereafter                                                        243,700                 --
                                                                  -----------            -------

       Total minimum lease payments                               $ 1,957,900              4,300
                                                                  ===========
    Less amount representing interest at 9.5%                                               (700)
                                                                                         -------
       Present value of net minimum capital
       lease payments                                                                      3,600
    Less current portion of obligations
       under capital leases                                                                2,400
                                                                                         -------
         Obligation under capital leases, excluding
       current portion                                                                   $ 1,200
                                                                                         =======




(6)    INCOME TAXES

       No federal or state income taxes were payable by the Company during the years presented and none have been provided in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

               (rounded to nearest hundred, except share amounts)



       Actual income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:

                                                                          YEARS ENDED DECEMBER 31
                                                                          ------------------------
                                                                             1998          1997
                                                                          ---------      ---------

         Computed "expected" tax benefit                                  $ (50,500)       (99,100)
         Change in valuation allowance for deferred tax
             assets allocated to income tax expense                          21,600        124,100
         Losses with no tax benefit                                          45,000           --
         FICA tip tax credit                                                (19,100)       (23,100)
         Disallowed expenses and other                                        3,000         (1,900)
                                                                          ---------      ---------

             Actual income tax benefit                                    $    --             --
                                                                          =========      =========

       The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under SFAS 109 are as follows:

                                                                                    DECEMBER 31
                                                                          ----------------------------
                                                                              1998             1997
                                                                          -----------      -----------
         Deferred tax assets:
             Preopening costs capitalized for tax purposes                $      --             14,200
             Deferred rent costs in excess of rent paid                         2,500           12,200
             Net operating loss carryforwards                               1,401,200        1,446,400
             Capital loss carryforwards                                          --             45,000
             Alternative minimum tax credit carryforwards                     716,000          716,000
             Consulting and developer's royalty fees and
               interest accrued for stockholder                               177,300          122,900
             FICA tip tax credit carryforwards                                126,200           97,200
             Basis in property and equipment                                   75,800           18,200
             Other                                                             15,500           20,800
                                                                          -----------      -----------

               Total gross deferred tax assets                              2,514,500        2,492,900
               Less valuation allowance                                    (2,514,500)      (2,492,900)
                                                                          -----------      -----------

             Net deferred taxes                                           $      --               --
                                                                          ===========      ===========



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

       Net operating loss carryforwards of $4,121,148 for federal income tax purposes expire between 2004 and 2011. Capital loss carryforwards of $132,500 expired in 1998. General business credits of $126,200 expire in years 2009 through 2012. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.


(7)    RELATED PARTY TRANSACTIONS

       In connection with the Merger (see note 1), and effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year, renewable Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2% of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through 1998, this fee has been the minimum 1/2 of 1%.

       Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $135,500 and $136,800 in 1998 and 1997, respectively. These consulting and royalty fees are included in general and administrative expenses. No payments of either the 1998 or the 1997 fees earned have been made and, accordingly, they are included in payable to affiliates.



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

               (rounded to nearest hundred, except share amounts)



       The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 and $36,000 for years ended December 31, 1998 and December 31, 1997, respectively. At December 31, 1998, receivable from affiliate for shared general and administrative resources amounted to $50,100. Effective May 1, 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company will lease this space on a month-to-month basis from the majority shareholder for the full base rent amount of approximately $8,300 per month and additional occupancy charges, as incurred. For the year ended December 31, 1998, $66,400 was paid to the majority shareholder under this arrangement.

       The notes payable to stockholder are unsecured and payable on demand. Notes totaling $549,600, bearing interest at rates ranging from 6.00% to 9.25% per annum, were outstanding at December 31, 1997. Interest rates on notes were 9.25% through June 30, 1997 and 9.50% from July 1, 1997 through September 30, 1998. Effective October 1, 1998, the interest rate of all notes was modified to 8.00%. Notes totaling $419,600 were outstanding at December 31, 1998. Interest expense for such notes aggregated approximately $43,600 and $60,000 in 1998 and 1997, respectively. The unpaid accrued interest is included in payable to affiliates at December 31, 1998 and 1997.


(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.

       Notes payable to stockholder (see note 7) have an aggregate fair value of approximately $391,500 and $419,640 at December 31, 1998 and 1997, respectively. The fair values are based on discounted future cash flows over an estimated four year period outstanding, respectively, using an estimated 8.00% and 9.50% incremental borrowing rate, respectively. Such estimates were determined by the Company based on future operating cash flow and market interest rate assumptions.



                                                                     (Continued)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

    10.1       Consulting Agreement, by and between Sixx and Comico Corporation
               ("Comico"), dated as of April 25, 1994 (filed as exhibit A of Exhibit 2.1 to the Company's Current Report on Form 8-K filed
               April 23 , 1994, and incorporated herein by reference).

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

    27         Financial Data Schedule