Form 10QSB
period 1999-03-31
SIXX HOLDINGS INC
filed 1999-05-17
CIK 832407

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1999, 1,359,273 common shares of the registrant were issued and outstanding.

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 1999 and the results of operations for the interim three-month periods ending March 31, 1999 and 1998. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       MARCH 31,     DECEMBER 31,
                                                         1999           1998
                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  CASH                                               $    198,800    $    127,400
  ACCOUNTS RECEIVABLE                                      40,900          62,400
  RECEIVABLE FROM AFFILIATE                                50,100          50,100
  INVENTORIES                                              82,500          84,300
  PREPAID EXPENSES                                         62,000          66,300
                                                     ------------    ------------
          TOTAL CURRENT ASSETS                            434,300         390,500
PROPERTY AND EQUIPMENT (NET)                            1,463,800       1,540,500
OTHER ASSETS                                               11,800          11,800
                                                     ------------    ------------
                                                     $  1,909,900    $  1,942,800
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                   $     78,600    $     34,600
  ACCRUED LIABILITIES                                     247,800         213,400
  PAYABLE TO AFFILIATES                                   535,000         530,100
  NOTES PAYABLE TO STOCKHOLDER                            334,600         419,600
                                                     ------------    ------------
          TOTAL CURRENT LIABILITIES                     1,196,000       1,197,700

CAPITAL LEASE OBLIGATIONS                                     300           1,200
DEFERRED RENT LIABILITIES                                  28,900          28,900
                                                     ------------    ------------
         TOTAL LIABILITIES                              1,225,200       1,227,800
                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,273
    SHARES ISSUED AND OUTSTANDING                          13,600          13,600
  ADDITIONAL PAID-IN CAPITAL                            4,408,900       4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)           (3,737,800)     (3,707,500)
                                                     ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                       684,700         715,000
                                                     ------------    ------------
                                                     $  1,909,900    $  1,942,800
                                                     ============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      THREE MONTHS   THREE MONTHS
                                                          ENDED         ENDED
                                                        MARCH 31,      MARCH 31,
                                                          1999           1998
RESTAURANT REVENUES                                  $  1,626,800    $  1,588,800

COSTS AND EXPENSES:
   COST OF SALES                                          467,800         470,700
   RESTAURANT EXPENSES                                    917,400         886,500
   DEPRECIATION AND AMORTIZATION                           91,000          92,700
   GENERAL AND ADMINISTRATIVE EXPENSES                    172,400         176,400
                                                     ------------    ------------
         TOTAL COSTS AND EXPENSES                       1,648,600       1,626,300

                  LOSS FROM OPERATIONS                    (21,800)        (37,500)

NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER                          (8,100)        (13,100)
   OTHER INCOME (EXPENSE)                                    (400)           --
                                                     ------------    ------------
                  NET LOSS                           $    (30,300)   $    (50,600)
                                                     ============    ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.02)   $      (0.04)
                                                     ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              1,359,273       1,359,273
                                                     ============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)

                                                                THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                  MARCH 31,       MARCH 31,
                                                                    1999            1998
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   NET LOSS                                                    $    (30,300)   $    (50,600)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                   91,000          92,700
    CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                            21,500          (8,500)
      INVENTORIES                                                     1,800             500
      PREPAID EXPENSES                                                4,300          (5,000)
      OTHER ASSETS                                                     --              --
      ACCOUNTS PAYABLE                                               44,000          56,700
      ACCRUED LIABILITIES                                            34,400          10,200
      PAYABLE TO AFFILIATES                                           4,900          (7,400)
      DEFERRED RENT LIABILITIES                                        --               400
                                                               ------------    ------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES          171,600          89,000
                                                               ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  ADDITIONS TO PROPERTY AND EQUIPMENT                               (14,300)         (9,200)

CASH FLOWS USED IN FINANCING ACTIVITIES:
    REPAYMENT OF NOTES PAYABLE TO STOCKHOLDER, NET                  (85,000)           --
    PAYMENTS OF CAPITAL LEASE OBLIGATIONS                              (900)           (700)
                                                               ------------    ------------
                                                                    (85,900)           (700)

NET INCREASE IN CASH                                                 71,400          79,100
CASH AT BEGINNING OF PERIOD                                         127,400          66,200
                                                               ------------    ------------
CASH AT END OF PERIOD                                          $    198,800    $    145,300
                                                               ============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



(1)      BASIS OF PRESENTATION

         In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financials should be read in conjunction with its annual financial statements included on Form 10-KSB.

(2)      ACCOUNTING POLICIES

         During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 1998 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

         Certain previously reported financial information has been reclassified to conform to the current presentation.

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $59,400 and $59,300 for the three months ended March 31, 1999 and 1998, respectively. In addition, on April 1, 1998, the corporate office lease expired and was not renewed; instead, the Company leases the same office space on a month-to-month basis from the majority shareholder. For the three-month period ended March 31, 1999, $24,900 was paid to the majority shareholder under this arrangement.

         As of March 31, 1999, notes payable to the majority shareholder had a balance of $334,600. Subsequent to March 31, 1999, the Company repaid notes totaling $50,000 and the related accrued interest of approximately $16,000.

(4)      SEGMENT INFORMATION

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

CAPITAL RESOURCES AND LIQUIDITY:

         As of March 31, 1999 and 1998 the Company's cash was approximately $198,800 and $145,300 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

         Revenues from restaurant operations increased from $1,588,800 to $1,626,800 (2.4%) for the three months ended March 31, 1998 and 1999, respectively; loss from operations decreased 41.9% from $37,500 in 1998 to $21,800 in 1999; and net loss decreased 40.3% from $50,600 in 1998 to $30,200 in
1999.

         Restaurant revenues for the three-month period ended March 31, 1999 increased $38,000 (2.4%) from the same period in 1998, primarily because of increased revenues generated by Patrizio I's increased cover count and a 2% menu price increase in the fourth quarter of 1998. Patrizio I accounted for 55.0% and 53.4% of the revenues for the three-month periods ended March 31, 1999 and 1998, respectively.

         Depreciation and amortization was $91,000 for the three-month period ended March 31, 1999 and $92,700 for the three-month period ended March 31, 1998. Restaurant expenses for the three-month period ended March 31, 1999 increased $30,900 (3.4%) from the same period in 1998 primarily because of the increase in sales volume. Cost of sales as a percent of restaurant revenues decreased from 29.6% in 1998 to 28.8% in 1999 primarily due to the decreases in the cost of meat products.

         General and administrative expenses for the three-month period ended March 31, 1999 did not change significantly from the prior year.

         Interest expense - stockholder decreased $5,000 during the first three months of 1999 compared to the same period of 1998 primarily due to the lower average principal balance of the loans outstanding. In addition, the interest rates were modified from 9.50% per annum at January 1, 1998 to 8.00% per annum effective October 1, 1998.

YEAR 2000 ISSUE

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


IMPACT OF INFLATION

         The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and minimal menu price adjustments. The cost of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including increases in the minimum wage.

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


                                             SIXX HOLDINGS, INCORPORATED


                                             By:  /s/ Jack D. Knox
                                                  -----------------------------
                                                  Jack D. Knox, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE                           TITLE                         DATE

                                     Chairman of the Board,       May 14, 1999
/s/ Jack D. Knox                      President and Director
----------------------------           (Principal Executive
Jack D. Knox                                 Officer)


/s/ Wendy W. Hackemack               Chief Financial Officer      May 14, 1999
----------------------------          (Principal Financial and
Wendy W. Hackemack                      Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
  ---                             -----------
  27                        Financial Data Schedule