Form 10QSB
period 1999-06-30
SIXX HOLDINGS INC
filed 1999-08-13
CIK 832407

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)
[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

As of July 31, 1999, 1,359,273 common shares of the registrant were issued and outstanding.
===============================================================================

PART I.   FINANCIAL INFORMATION


       The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 1999 and the results of operations for the interim three-month and six-month periods ending June 30, 1999 and 1998. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

       Management is responsible for the fairness and reliability of the consolidated financial statements and other financial data included in this report. In the preparation of the consolidated financial statements, it is necessary to make informed estimates and judgments based on currently available information of the effects of certain events and transactions.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                  JUNE 30,       DECEMBER 31,
                                                                     1999            1998
                                                                (UNAUDITED)
                                                                 -----------     -----------
                                     ASSETS
CURRENT ASSETS:
  CASH                                                           $    83,000     $   127,400
  ACCOUNTS RECEIVABLE                                                106,200         112,500
  INVENTORIES                                                         89,100          84,300
  PREPAID EXPENSES                                                    59,300          66,300
                                                                 -----------     -----------
          TOTAL CURRENT ASSETS                                       337,600         390,500
                                                                 -----------     -----------

PROPERTY AND EQUIPMENT (NET)                                       1,382,200       1,540,500
OTHER ASSETS                                                          11,800          11,800
                                                                 -----------     -----------
                                                                 $ 1,731,600     $ 1,942,800
                                                                 ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                               $    18,500     $    34,600
  ACCRUED LIABILITIES                                                220,400         213,400
  PAYABLE TO AFFILIATES                                              536,700         530,100
  NOTES PAYABLE TO STOCKHOLDER                                       187,600         419,600
                                                                 -----------     -----------
          TOTAL CURRENT LIABILITIES                                  963,200       1,197,700
                                                                 -----------     -----------

CAPITAL LEASE OBLIGATIONS                                               --             1,200
DEFERRED RENT LIABILITIES                                             27,800          28,900
                                                                 -----------     -----------
         TOTAL LIABILITIES                                           991,000       1,227,800
                                                                 -----------     -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,273
    SHARES ISSUED AND OUTSTANDING                                     13,600          13,600
  ADDITIONAL PAID-IN CAPITAL                                       4,408,900       4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                      (3,681,900)     (3,707,500)
                                                                 -----------     -----------
         TOTAL STOCKHOLDERS' EQUITY                                  740,600         715,000
                                                                 -----------     -----------
                                                                 $ 1,731,600     $ 1,942,800
                                                                 ===========     ===========



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                       THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                          ENDED            ENDED           ENDED           ENDED
                                         JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                                          1999             1998            1999            1998
                                       -----------     -----------     -----------     -----------

RESTAURANT REVENUES                    $ 1,936,100     $ 1,829,200     $ 3,562,900     $ 3,418,000


COSTS AND EXPENSES:
  COST OF SALES                            555,400         536,900       1,023,200       1,007,600
  RESTAURANT EXPENSES                    1,033,200         980,600       1,950,600       1,867,100
  DEPRECIATION AND AMORTIZATION             94,200          87,200         185,200         179,900
  GENERAL AND ADMIN. EXPENSES              192,100         194,200         364,500         370,600
                                       -----------     -----------     -----------     -----------

         TOTAL COSTS AND EXPENSES        1,874,900       1,798,900       3,523,500       3,425,200
                                       -----------     -----------     -----------     -----------

         INCOME (LOSS)
           FROM OPERATIONS                  61,200          30,300          39,400          (7,200)

NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER           (6,000)        (12,300)        (14,100)        (25,400)
   OTHER INCOME, NET                           700            --               300            --

         NET INCOME (LOSS)             $    55,900     $    18,000     $    25,600     $   (32,600)
                                       ===========     ===========     ===========     ===========

INCOME (LOSS) PER COMMON SHARE -
        BASIC AND DILUTED              $      0.04     $      0.01     $      0.02     $     (0.02)
                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,359,273       1,359,273       1,359,273       1,359,273



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)



                                                                                        SIX MONTHS    SIX MONTHS
                                                                                           ENDED        ENDED
                                                                                          JUNE 30,      JUNE 30,
                                                                                           1999          1998
                                                                                        ----------    ----------

CASH FLOWS FROM  OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                    $  25,600     $ (32,600)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                                        185,200       179,900
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                                                  6,300        (2,800)
       INVENTORIES                                                                         (4,800)        7,100
       PREPAID EXPENSES                                                                     7,000       (10,500)
       ACCOUNTS PAYABLE                                                                   (16,100)       76,300
       ACCRUED LIABILITIES                                                                  7,000        60,600
       PAYABLE TO AFFILIATES                                                                6,600        39,800
       DEFERRED RENT LIABILITIES                                                           (1,100)          800
                                                                                        ---------     ---------
                 NET CASH PROVIDED BY  OPERATING ACTIVITIES                               215,700       318,600
                                                                                        ---------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT                                                    (26,900)      (99,700)
                                                                                        ---------     ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    REPAYMENT OF NOTES PAYABLE TO STOCKHOLDER, NET                                       (232,000)     (130,000)
    PAYMENTS OF CAPITAL LEASE OBLIGATIONS                                                  (1,200)       (1,400)
                                                                                        ---------     ---------
                 NET CASH USED IN FINANCING ACTIVITIES                                   (233,200)     (131,400)
                                                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                                                           (44,400)       87,500
CASH AT BEGINNING OF PERIOD                                                               127,400        66,200
                                                                                        ---------     ---------
CASH AT END OF PERIOD                                                                   $  83,000     $ 153,700
                                                                                        =========     =========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999




(1)    BASIS OF PRESENTATION

       In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual financial statements included on Form 10-KSB.

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

(3)    RELATED PARTY TRANSACTIONS

       The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced the Company's general and administrative expenses by $118,800 for both of the six month periods ended June 30, 1999 and 1998. In addition, on May 1, 1998, the corporate office lease expired and was not renewed by the Company; instead, the Company leases the same office space on a month-to-month basis from the majority shareholder. Under this arrangement, the Company paid $49,800 and $16,600 to the majority shareholder for the six months ended June 30, 1999 and 1998, respectively.

       As of June 30, 1999, accounts receivable from a related party had a balance of $2,700. The balance of the account as of December 31, 1998 was $300.

       The Company repaid $232,000 of notes payable to stockholder during the six months ended June 30, 1999. As of June 30, 1999, notes payable to the majority shareholder had a balance of $187,600. Subsequent to June 30, 1999, the Company repaid notes totaling $75,000 and the related accrued interest of approximately $22,000.

(4)    SEGMENT INFORMATION

       The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segment of an Enterprise and Related Information" which requires that public enterprises disclose certain information about their operating segments and the geographic areas in which the enterprise operates.

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

CAPITAL RESOURCES AND LIQUIDITY

       As of June 30, 1999 and 1998 the Company's cash was approximately $83,000 and $153,700, respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

       Revenues from restaurant operations increased from $3,418,000 to $3,562,900, or 4.2%, for the six months ended June 30, 1999 and 1998, respectively. This increase is primarily attributable to increased cover counts generated by Patrizio I and a 2% menu price increase at both Patrizio I and Patrizio II in the fourth quarter of 1998. Patrizio I accounted for 55.7% and 54.2% of the total revenues for the six month periods ended June 30, 1999 and 1998, respectively.

       Cost of sales as a percent of restaurant revenues decreased from 29.5% in 1998 to 28.7% in 1999. This decrease was due to the lower cost of meat products during the first six months of 1999 as compared to the same period in the prior year.

       Restaurant expenses for the six-month period ended June 30, 1999 increased $83,500, or 4.5%, over the same period in 1998. This increase was primarily due to increased sales volumes and labor costs.

       Depreciation and amortization were $185,200 for the six months ended June 30, 1999 and $179,900 for the six months ended June 30, 1998.

       General and administrative expenses for the six month period ended June 30, 1999 did not change significantly from the prior year.

       Interest expense - stockholder decreased $11,300 during the first six months of 1999 compared to the same period of 1998 primarily due to the lower average principal balance of the loans outstanding. In addition, the interest rates were modified from 9.50% per annum at January 1, 1998 to 8.00% per annum effective October 1, 1998.

       Income from operations for the six months ended June 30, 1999 was $39,400 compared to a loss of $7,200 for the same period in the prior year. Net income (loss) increased from a loss of $32,600 in 1998 to net income of $25,600 in 1999 due to increased revenues.

YEAR 2000 ISSUE

       The Company uses software, hardware and related technologies in the day to day operation of its business that may be affected by the arrival of the year 2000. The significance of the year 2000, which is common to most businesses, concerns the inability of computer-based technology to properly recognize and process date-sensitive information as the year 2000 approaches. A review of the Company's information systems has been completed, and a comprehensive program is currently in process to modify or replace those systems that are not year 2000 compliant. Management believes that all Company systems that are not year 2000 compliant will be modified or replaced by September 1999. Validation and testing of the Company's information systems will be conducted during the remainder of 1999.

       In addition to the assessment of in-house systems, the Company has been assessing the readiness of its vendors for the Year 2000 issue. To determine the status of third parties, letters inquiring as to their readiness were sent to a majority of the Company's vendors. The Company is currently assessing the vendors' responses and prioritizing them in order of significance to the business of the Company. Contingency plans will be developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. Management is continuing to review its non IT systems, which include microwaves, dishwashers, and other kitchen appliances, and contingency plans will be developed if it is determined that any of these systems are not year 2000 compliant. The Company anticipates that these contingency plans will be in place by October 1999.

       All maintenance and modification costs are being expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. Expenditures to date relating to the Year 2000 have been insignificant, and management believes that future costs will not be significant to the Company's financial position or results of operation.

IMPACT OF INFLATION

       The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and infrequent menu price adjustments. The costs of taxes, maintenance and insurance all have an impact on the Company's occupancy costs, which continue to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices are the most effective means to manage the effects of inflation, including increases in the minimum wage.

SEASONALITY

       The Company's business is somewhat seasonal in nature, with restaurant revenues being stronger in the spring and autumn when patrons can be seated comfortably on each restaurant's outdoor patio.

ACCOUNTING MATTERS

       In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 14, 2000, although early adoption is allowed. The Company is currently not involved in derivative instruments or hedging activities and therefore, will measure the impact of this statement as it becomes necessary.

FORWARD-LOOKING STATEMENTS

       Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forwardlooking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local market served by the Company's restaurants, competitive factors such as changes in the locations, menus, pricing or other aspects of competitors' operations, the weather in each of the locations, expense pressures relating to labor and supplies, and unanticipated general and administrative expenses, including the costs of additional acquisitions, expansion or financing.



                           PART II. OTHER INFORMATION



ITEM   6.       EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits - Ex 27 Financial Data Schedule

                (b)      Reports on Form 8-K:  None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SIXX HOLDINGS, INCORPORATED


                                            By:      /s/ Jack D. Knox
                                                     --------------------------

                                                     Jack D. Knox, President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.



SIGNATURE                  TITLE                          DATE

                           Chairman of the Board,         August 12, 1999
/s/ Jack D. Knox           President and Director
-----------------------    (Principal Executive
Jack D. Knox                      Officer)

/s/ Wendy W. Hackemack     Chief Financial Officer        August 12, 1999
-----------------------    (Principal Financial and
Wendy W. Hackemack           Accounting Officer)



                               INDEX TO EXHIBITS

EXHIBIT
NO.                 DESCRIPTION
-------             -----------
EX 27          Financial Data Schedule