Form 10QSB
period 1999-09-30
SIXX HOLDINGS INC
filed 1999-11-12
CIK 832407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
[    ]    TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  XX   NO
                                       ----     ----
As of October 31, 1999, 1,359,273 common shares of the registrant were issued and outstanding.

PART I.   FINANCIAL INFORMATION

         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations for the interim three-month and nine-month periods ending September 30, 1999 and 1998. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1999                1998
                                                                  ------------         -----------
                                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  CASH                                                            $   122,400         $   127,400
  ACCOUNTS RECEIVABLE                                                 108,400             112,500
  INVENTORIES                                                          87,100              84,300
  PREPAID EXPENSES                                                     65,600              66,300
                                                                  -----------         -----------
          TOTAL CURRENT ASSETS                                        383,500             390,500
                                                                  -----------         -----------

PROPERTY AND EQUIPMENT (NET)                                        1,377,400           1,540,500
OTHER ASSETS                                                           11,800              11,800
                                                                  -----------         -----------
                                                                  $ 1,772,700         $ 1,942,800
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                $    45,300         $    34,600
  ACCRUED LIABILITIES                                                 251,000             213,400
  PAYABLE TO AFFILIATES                                               524,100             530,100
  NOTES PAYABLE TO STOCKHOLDER                                        100,000             419,600
                                                                  -----------         -----------
          TOTAL CURRENT LIABILITIES                                   920,400           1,197,700
                                                                  -----------         -----------

CAPITAL LEASE OBLIGATIONS                                                 ---               1,200
DEFERRED RENT LIABILITIES                                              27,200              28,900
                                                                  -----------         -----------
         TOTAL LIABILITIES                                            947,600           1,227,800
                                                                  -----------         -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,273
    SHARES ISSUED AND OUTSTANDING                                      13,600              13,600
  ADDITIONAL PAID-IN CAPITAL                                        4,408,900           4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                       (3,597,400)         (3,707,500)
                                                                  -----------         -----------
         TOTAL STOCKHOLDERS' EQUITY                                   825,100             715,000
                                                                  -----------         -----------
                                                                  $ 1,772,700         $ 1,942,800
                                                                  -----------         -----------
                                                                  -----------         -----------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                         THREE MONTHS        THREE MONTHS      NINE MONTHS         NINE MONTHS
                                             ENDED              ENDED             ENDED               ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,
                                            1999                  1998              1999               1998
                                         -------------       --------------    -------------       -------------
RESTAURANT REVENUES                      $ 1,870,000         $ 1,671,300         $ 5,432,900         $ 5,089,300


COSTS AND EXPENSES:
  COST OF SALES                              560,800             501,900           1,584,000           1,509,500
  RESTAURANT EXPENSES                      1,024,300             946,400           2,974,900           2,813,500
  DEPRECIATION AND AMORTIZATION               36,900              66,600             222,100             246,500
  GENERAL AND ADM.  EXPENSES                 160,300             195,700             524,800             566,300
                                         -----------         -----------         -----------         -----------

         TOTAL COSTS AND EXPENSES          1,782,300           1,710,600           5,305,800           5,135,800
                                         -----------         -----------         -----------         -----------

         INCOME (LOSS)
           FROM OPERATIONS                    87,700             (39,300)            127,100             (46,500)


NONOPERATING INCOME (EXPENSE)
   INTEREST EXPENSE - STOCKHOLDER             (2,900)            (13,200)            (17,000)            (38,600)
   OTHER INCOME (EXPENSE), NET                  (300)                100                 ---                 100
                                         -----------         -----------         -----------         -----------
         NET INCOME (LOSS)               $    84,500         $   (52,400)        $   110,100         $   (85,000)
                                         ===========         ===========         ===========         ===========

INCOME (LOSS) PER COMMON SHARE -
        BASIC AND DILUTED                $      0.06         ($     0.04)        $      0.08         ($     0.06)
                                         ===========         ===========         ===========         ===========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING -
    BASIC AND DILUTED                      1,359,273           1,359,273           1,359,273           1,359,273


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                 NINE MONTHS          NINE MONTHS
                                                                    ENDED                ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                                     1999                1998
                                                              ------------------    -----------------

CASH FLOWS PROVIDED BY  OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                              $ 110,100            $ (85,000)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                  222,100              246,500
     CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                             4,100               (3,100)
      INVENTORIES                                                    (2,800)              (2,800)
      PREPAID EXPENSES                                                  700               (7,300)
      ACCOUNTS PAYABLE                                               10,700              139,200
      ACCRUED LIABILITIES                                            37,600               21,200
      PAYABLE TO AFFILIATES                                          (6,000)             109,100
      DEFERRED RENT LIABILITIES                                      (1,700)               1,100
                                                                  ---------            ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES          374,800              418,900
                                                                  ---------            ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT                              (59,000)            (155,600)
                                                                  ---------            ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    REPAYMENT OF NOTES PAYABLE TO STOCKHOLDER, NET                 (319,600)            (130,000)
    PAYMENTS OF CAPITAL LEASE OBLIGATIONS                            (1,200)              (2,000)
                                                                  ---------            ---------
                 NET CASH USED IN FINANCING ACTIVITIES             (320,800)            (132,000)
                                                                  ---------            ---------

NET INCREASE (DECREASE) IN CASH                                      (5,000)             131,300
CASH AT BEGINNING OF PERIOD                                         127,400               66,200
                                                                  ---------            ---------
CASH AT END OF PERIOD                                             $ 122,400            $ 197,500
                                                                  =========            =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $178,200 for both of the nine month periods ended September 30, 1999 and 1998. In addition, on May 1, 1998, the corporate office lease expired and was not renewed; instead, the Company leases the same office space on a month-to-month basis from the majority shareholder. Under this arrangement, the Company paid $74,700 and $41,500 to the majority shareholder for the nine months ended September 30, 1999 and 1998, respectively.

         The Company repaid $319,640 of notes payable to the majority shareholder during the nine months ended September 30, 1999. As of September 30, 1999, notes payable to the majority shareholder had a balance of $100,000. Subsequent to September 30, 1999, the Company repaid notes totaling $50,000 and the related interest.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 1999 and 1998 the Company's cash was approximately $122,400 and $197,500 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations for the nine months ended September 30, 1999 were $5,432,900, representing a 6.8% increase over the same period in the prior year. This increase was primarily attributable to increased cover counts generated by Patrizio I and a 2% menu price increase at both Patrizio I and Patrizio II in the fourth quarter of 1998. Patrizio I accounted for 55.75% and 53.81% of the total revenues for the nine month periods ended September 30, 1999 and 1998, respectively.

         Cost of sales as a percent of restaurant revenues was 29.2% for the nine months ended September 30, 1999 compared to 29.7% in 1998. The decrease from the prior year was due to the lower cost of produce and meat products during the nine months ended September 30, 1999 as compared to the same period in the prior year.

         Restaurant expenses for the nine-month period ended September 30, 1999 increased $161,400, or 5.7%, over the same period in 1998. This increase was primarily due to increased sales volumes as well as increased labor costs.

         Depreciation and amortization were $222,100 for the nine months ended September 30, 1999 and $246,500 for the nine months ended September 30, 1998.

         General and administrative expenses for the nine months ended September 30, 1999 decreased $41,500, or 7.3%, over the same period in 1998. This decrease was due to the reduced expenditures for contract labor during the nine months ended September 30, 1999 as compared to the same period in the prior year.

         Interest expense - stockholder decreased $21,600 during the first nine months of 1999 compared to the same period of 1998 primarily due to the lower average principal balance of the loans outstanding. In addition, the interest rates were modified from 9.50% per annum at January 1, 1998 to 8.00% per annum effective October 1, 1998.

         Income from operations for the nine months ended September 30, 1999 was $127,100 compared to a loss of $46,500 for the same period in the prior year. Net income (loss) increased from a loss of $85,000 in 1998 to net income of $110,100 in 1999 primarily due to increased revenues.

YEAR 2000

         The Company uses computer software, hardware and related technologies in the day to day operation of its business that may be affected by the arrival of the year 2000. The significance of the year 2000, which is common to most businesses, concerns the inability of computer based technology to properly recognize and process date-sensitive information as the year 2000 approaches. A review of the Company's information systems has been completed, and a comprehensive program is currently in process to modify or replace those systems that are not year 2000 compliant. Management believes that all Company systems that are not year 2000 compliant will be modified or replaced by November 1999. Validation and testing of the Company's information systems will be conducted during the remainder of 1999.

         In addition to the assessment of in-house systems, the Company has been assessing the readiness of its vendors for the Year 2000 issue. To determine the status of third parties, the Company sent letters to a majority of its vendors inquiring as to their readiness. The Company is currently assessing the vendors' responses and prioritizing them in order of significance to the business of the Company. Contingency plans will be developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. Management is continuing to review its non IT systems, which include microwaves, dishwashers, and other kitchen appliances, and contingency plans will be developed if it is determined that any of these systems are not year 2000 compliant. The Company anticipates that these contingency plans will be in place by November 1999.

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


                                       SIXX HOLDINGS, INCORPORATED


                                       By:      /s/ Jack D. Knox
                                          -------------------------------
                                                Jack D. Knox, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

     SIGNATURE                        TITLE                     DATE

                            Chairman of the Board,       November 12, 1999
/s/ Jack D. Knox            President and Director
------------------------     (Principal Executive
Jack D. Knox                 (Officer)

/s/Wendy W. Hackemack             Controller             November 12, 1999
------------------------   (Principal Financial and
Wendy W. Hackemack          Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit 27      Financial Data Schedule