Form 10KSB40
period 1999-12-31
SIXX HOLDINGS INC
filed 2000-03-29
CIK 832407

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from             to
                                           -----------    -----------

                         Commission file number: 0-16808

                           SIXX HOLDINGS, INCORPORATED
                 (Name of small business issuer in its charter)

           DELAWARE                                              75-2222883
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   300 CRESCENT COURT, SUITE 1630
            DALLAS, TEXAS                                           75201
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code: (214) 855-8800

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                               Title of each class
                     --------------------------------------
                     Common Stock, $.01 par value per share

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the year ended December 31, 1999 were $7,313,000.

     As of February 28, 2000, the registrant had issued and outstanding 1,359,274 shares of the Company's common stock, $.01 par value.

     The aggregate market value of the approximately 17% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 28, 2000, was approximately $382,281. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format Yes [ ] No [ X ]

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Sixx Holdings, Incorporated (formerly "Yates Unit, Inc."), a Delaware corporation ("Sixx" or the "Company"), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (formerly Summit Energy, Inc.) in the Yates Field Unit. The assets and operations were transferred to Sixx on March 3, 1988 and, after settlement of certain litigation in August 1989, consisted primarily of cash and cash equivalents until April 25, 1994 when Patrizio Restaurant, Inc., a Texas corporation and Patrizio North, Inc., a Texas corporation, were merged (the "Merger") with and into Patrizio Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company. At the effective time of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.

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

PATRIZIO RESTAURANT, INC.

     The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.26 to $9.80. Alcoholic beverages, which are served primarily with meals (as opposed to bar service) generated approximately 26% of all restaurant revenues in both 1999 and 1998. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, an antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

SERVICE MARKS

     The Company has obtained federal registration of the service marks "Patrizio" and the Patrizio design. These service marks are of material importance to the operation of the Company's business.

EMPLOYEES

     As of December 31, 1999, the Company employed five persons in its corporate headquarters and approximately 164 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

     The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements, and the Americans with Disabilities Act, which governs non- discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and accordingly, increases in the minimum wages increase the Company's labor costs. The federal minimum wage per hour was increased from $4.75 to $5.15 for non-service personnel effective September 1, 1997 and remained at that level to present day.

ITEM 2. DESCRIPTION OF PROPERTIES

     As of December 31, 1999, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease was renewed in February 1998 and the lease expires in February 2005. The Patrizio I lease has one five- year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expires in 2003 and has two five-year renewal options at the then prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court. Its lease expired in March 1998 and was not renewed. The Company now rents the same space on a month-to-month basis from its majority shareholder at the price paid by the Company's majority shareholder.

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

1999:                         High Bid               Low Bid

First Quarter                   1.75                   .06
Second Quarter                   .21                   .06
Third Quarter                    .25                   .20
Fourth Quarter                   .31                   .25

1998:
First Quarter                    .75                   .53
Second Quarter                   .81                   .50
Third Quarter                    .53                   .34
Fourth Quarter                   .31                   .06

     As of February 28, 2000, there were approximately 1,940 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY

     As of December 31, 1999, the Company's cash was $63,300. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

     All outstanding notes payable to stockholder and related interest accruals were paid during 1999. The interest rates on the notes was 9.50% through September 30, 1998, at which time all interest rates were changed to 8.00%.

RESULTS OF OPERATIONS

     The Company's restaurant revenues increased 8% from $6,777,100 to $7,313,000 for the years ended December 31, 1998 and 1999, respectively. Results of operations increased 218% from a loss in 1998 of $103,300 to income of $122,300 in 1999.

     The principal reasons for the increase in restaurant revenues were the strong local economy and more temperate weather in the spring, summer and fall of 1999 which significantly increased the number of patio diners. Also, a 2% increase in menu prices in the fourth quarter of 1998 contributed an additional estimated $142,000 of revenue in 1999. Patrizio I accounted for 56.4% and 54.2% of total revenues in 1999 and 1998, respectively.

     Cost of sales as a percent of restaurant revenues decreased to 29.3% for the year ended December 31, 1999 from 29.6% for the same period in 1998. Restaurant expenses totaled $4,024,800 for the year ended December 31, 1999, a 7.7% increase over 1998. Restaurant expenses were 53.2% of revenue at Patrizio I compared to 53.8% in the prior year and Patrizio II's restaurant expenses were 57.8% of revenue in 1999 compared to 57.4% in 1998.

     Depreciation and amortization was $283,400 for the year ended December 31, 1999 and $364,600 for the year ended December 31, 1998. General and administrative expenses were $738,600 for the year ended December 31, 1999, compared to $770,900 in 1998.

     Interest expense-stockholder of $18,400 reflects a decrease of $25,200 from the 1998 expense of $43,600 as a result of decreased principal amounts outstanding in 1999.

     Other income (expense) was ($2,500) for the year ended December 31, 1999 and other income (expense) was ($1,700) for the year ended December 31, 1998.

     As described in note 6 to the Company's audited consolidated financial statements, no federal or state income taxes were payable or receivable by the Company during the years presented.

YEAR 2000

     The Company was not significantly impacted nor did it experience adverse material effects in its day to day operations or in its business technology due to the arrival of the year 2000.

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

ACCOUNTING MATTERS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, the provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company does not expect the adoption of this Statement to have a material impact on the Company's financial condition or reported results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are set forth herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has nothing to report under this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Set forth below is certain information concerning the directors and executive officers of the Company:

        Name                                Age                        Position with the Company
        ----                                ---                        -------------------------

Jack D. Knox                                62                         Chairman of the Board,
                                                                       President and Director

Dorothy L. Douglas                          55                         Secretary and Treasurer

G. Michael Boswell                          59                         Director

R. Ted Enloe, Jr.                           61                         Director

Richard Mullen                              60                         Director

     The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of four directors. Because the company has not elected directors during the past three years, all directors' terms expire in May 2000 or until their successor shall have been duly elected and qualified.

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

     Robert Ted Enloe III has been a director of the Company since February 1993. He is the managing general partner of Balquita Partners, Ltd., a real estate and securities investment partnership. From 1975 to August 1986 he served as President, and from April 1992 to August 1996 as Chief Executive Officer, of Liberte Investors. He was President of L&N Housing Corp. from 1981 to April 1992 and a director of that entity from 1981 to 1996. From 1975 to September 1991 he served as President of Lomas Financial Corporation, and as a director of that company from 1970 to 1991. Mr. Enloe serves as a director of Compaq Computer Corporation, a computer manufacturer, Leggett & Platt, Inc., a manufacturer of components primarily for the furnishings and bedding industries, Liberte Investors, Inc., a holding company seeking acquisitions of operating companies, and SierraCities.com, a commercial leasing firm.

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

SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1999 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The total compensation paid during 1998, 1997, and 1996 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                     Annual Compensation                    Compensation Awards
                          ----------------------------------------------    -------------------
                                                                                 Securities
                                                                Other            Underlying
                                                                Annual            Options/   All Other
   Name                   Year     Salary            Bonus       Comp.             SARs(#)  Compensation
-------------             ----     -------           -----     ---------           -------  ------------

Jack D. Knox              1999     $      (1)        $  --     $ 1,044(2)            --     $ 5,689(3)
Chairman of the Board     1998     $    --(1)        $  --     $ 1,909(2)            --     $ 4,310(3)
and President (Chief      1997     $    --(1)        $  --     $ 1,227(2)            --     $ 2,755(3)
Executive Officer)

(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 1999, 1998 and 1997 is included in "Certain Relationships and Related Transactions."

(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $0, $600 and $1,800 for the years ended December 31, 1999, 1998 and 1997, respectively, in fees paid to Mr.Knox as a director of the Company.

(3) Reflects the Company-paid premium for a health insurance policy in 1999, 1998 and 1997 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate, in 1999, 1998 and 1997.

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

                                   Amount            Percent
Name & Address of               Beneficially           of
Beneficial Owner                  Owned (1)           Class
-------------------------       ------------     --------------

Jack D. Knox                     1,111,273                81.8%
300 Crescent Court, #1630
Dallas, Texas

G. Michael Boswell                   - 0 -                  --
Danbury, Texas

Robert Ted Enloe III                 6,375       less than 1.0%
Dallas, Texas

Richard T. Mullen                    6,375       less than 1.0%
Dallas, Texas

All Directors and
Officers as a Group
(5 persons)                      1,124,023                82.7%

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

     In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 1999, this fee has been 1/2 of 1%.

     Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $146,300 and $135,500 in 1999 and 1998, respectively. The fees are included in general and administrative expenses. No payment of the 1999 or 1998 fees earned were made and, accordingly, they are included in payable to affiliates.

     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 and $237,600 for years ended December 31, 1999 and December 31, 1998, respectively.

     The notes payable to Mr. Knox were unsecured and payable on demand. Effective January 1, 1997, the interest rates of notes bearing interest at rates less than 9.25% were modified to 9.25%. Effective July 1, 1997, the interest rates of all notes were modified to 9.50%. Notes totaling $419,600 were outstanding at December 31, 1998. Effective October 1 1998, the interest rates of all notes were modified to 8.0%. Interest expense for such notes aggregated approximately $18,396 and $42,900 in 1999 and 1998, respectively. The notes were fully retired on December 29, 1999.

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

             27.1     Financial Data Schedule.


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

Date: March 30, 2000

                                       SIXX HOLDINGS, INCORPORATED


                                       By: /s/ Jack D. Knox
                                           -------------------------------------
                                           Jack D. Knox, Chairman of the Board,
                                           President, and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.


      Signatures                            Titles                                 Date
      ----------                            ------                                 ----

 /s/ Jack D. Knox               Chairman of the Board, President,             March 30, 2000
--------------------------      and Director (Principal Executive
     Jack D. Knox                            Officer)

 /s/ DeAndra L. Trepagnier      Chief Financial Officer (Principal            March 30, 2000
--------------------------      Financial and Accounting Officer)
 DeAndra L. Trepagnier

 /s/ G. Michael Boswell                     Director                          March 30, 2000
--------------------------
   G. Michael Boswell

 /s/ Robert Ted Enloe III                   Director                          March 30, 2000
--------------------------
 Robert Ted Enloe III

 /s/ Richard T. Mullen                      Director                          March 30, 2000
--------------------------
  Richard T. Mullen

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Sixx Holdings, Incorporated:


We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Dallas, Texas
February 25, 2000

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

        (Rounded to nearest hundred, except share and per share amounts)

                                    ASSETS                        1999              1998
                                                               -----------      -----------

Current assets:
    Cash                                                       $    63,300          127,400
    Accounts receivable                                             68,900           62,400
    Receivable from affiliate (note 7)                              46,100           50,100
    Inventories                                                     93,100           84,300
    Prepaid expenses                                                63,200           66,300
                                                               -----------      -----------
                Total current assets                               334,600          390,500
Net property and equipment (note 2)                              1,360,900        1,540,500
Other assets                                                        11,800           11,800
                                                               -----------      -----------
                                                               $ 1,707,300        1,942,800
                                                               ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $    62,900           34,600
    Accrued liabilities (note 3)                                   248,300          213,400
    Payable to affiliates (note 7)                                 549,300          530,100
    Notes payable to stockholder (notes 7 and 8)                        --          419,600
                                                               -----------      -----------
                Total current liabilities                          860,500        1,197,700
Capital lease obligations (note 5)                                      --            1,200
Deferred rent liabilities (note 4)                                  30,400           28,900
                                                               -----------      -----------
                Total liabilities                                  890,900        1,227,800
                                                               -----------      -----------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized 12,000,000
       shares; 1,359,274 shares issued and outstanding              13,600           13,600
    Additional paid-in capital                                   4,408,900        4,408,900
    Accumulated deficit (since August 1, 1989)                  (3,606,100)      (3,707,500)
                                                               -----------      -----------
                Total stockholders' equity                         816,400          715,000
Commitments (note 5)
                                                               -----------      -----------
                                                               $ 1,707,300        1,942,800
                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998

             (Rounded to nearest hundred, except per share amounts)

                                                          1999              1998
                                                       -----------      -----------

Restaurant revenues                                    $ 7,313,000        6,777,100
                                                       -----------      -----------
Costs and expenses:
    Cost of sales                                        2,143,900        2,006,700
    Restaurant expenses                                  4,024,800        3,738,200
    Depreciation and amortization                          283,400          364,600
    General and administrative expenses (note 7)           738,600          770,900
                                                       -----------      -----------
                Total costs and expenses                 7,190,700        6,880,400
                                                       -----------      -----------
                Income (loss) from operations              122,300         (103,300)

Nonoperating income (expense):
    Interest expense - stockholder (note 7)                (18,400)         (43,600)
    Other income (expense)                                  (2,500)          (1,700)
                                                       -----------      -----------
                Net income (loss)                      $   101,400         (148,600)
                                                       ===========      ===========
Income (loss) per common share - basic and diluted     $       .07             (.11)
                                                       ===========      ===========
Weighted average common shares outstanding             $ 1,359,274        1,359,274
                                                       ===========      ===========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)

                                       COMMON STOCK             ADDITIONAL                      TOTAL
                                 -------------------------       PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                   SHARES         AMOUNT         CAPITAL       DEFICIT         EQUITY
                                 ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1997      1,359,274     $   13,600      4,408,900     (3,558,900)        863,600
Net loss                                 --             --             --       (148,600)       (148,600)
                                 ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1998      1,359,274         13,600      4,408,900     (3,707,500)        715,000
Net income                               --             --             --        101,400         101,400
                                 ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1999      1,359,274     $   13,600      4,408,900     (3,606,100)        816,400
                                 ==========     ==========     ==========     ==========      ==========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                          (Rounded to nearest hundred)


                                                                    1999            1998
                                                                  ---------      ---------

Cash flows from operating activities:
    Net income (loss)                                             $ 101,400       (148,600)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Depreciation and amortization                             283,400        364,600
          Changes in assets and liabilities:
             Accounts receivable                                     (6,500)        (5,500)
             Receivable from affiliates                               4,000        (50,100)
             Inventories                                             (8,800)        (7,900)
             Prepaid expenses                                         3,100         (5,600)
             Other assets                                                --             --
             Accounts payable                                        28,300         (2,400)
             Accrued liabilities                                     34,900         14,900
             Payable to affiliates                                   19,200        171,000
             Deferred rent liabilities                                1,500          1,500
                                                                  ---------      ---------
                   Net cash provided by operating activities        460,500        331,900
                                                                  ---------      ---------
Cash flows used in investing activities - additions
    to property and equipment, net                                 (103,800)      (137,900)
                                                                  ---------      ---------
Cash flows from financing activities:
    Repayments of notes payable to stockholder                     (419,600)      (130,000)
    Payments of capital lease obligations                            (1,200)        (2,800)
                                                                  ---------      ---------
                   Net cash used in financing activities           (420,800)      (132,800)
                                                                  ---------      ---------
Net increase (decrease) in cash                                     (64,100)        61,200
Cash at beginning of year                                           127,400         66,200
                                                                  ---------      ---------
Cash at end of year                                               $  63,300        127,400
                                                                  =========      =========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

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

    (c) STATEMENTS OF CASH FLOWS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1999 and 1998. The Company paid no income taxes during the years presented. Interest of $18,400 and $18,100 was paid during the years ended December 31, 1999 and 1998, respectively.

    (d) INVENTORIES

        Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

    (e) PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 2 to 10 years.

        Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the improvements of generally 10 to 15 years. Repairs and maintenance are charged to operations as incurred.

                                       6                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)


    (f) ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising costs amounted to $57,800 and $43,500 in 1999 and 1998, respectively.

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

    (h) INCOME (LOSS) PER COMMON SHARE

        Basic earnings per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 1999 and 1998. Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in 1999 and 1998.

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

    (j) USE OF ESTIMATES

        The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                       7                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)


    (k) RECLASSIFICATIONS

        Certain previously reported financial information has been reclassified to conform to the 1999 presentation.

    (l) SEGMENT INFORMATION

        The Company provides disclosures required by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information regarding its operating segments and the geographic areas in which the Company operates.

        The Company has identified its two Italian concept restaurants as operating segments and aggregates those segments and its corporate operations into a single reporting segment. The Company's operations are all domestic.

(2) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                   DECEMBER 31,
                                            ----------------------------
                                                1999             1998
                                            -----------      -----------

      Leasehold improvements                $ 2,253,400        2,231,900
      Furniture, fixtures and equipment       1,662,500        1,595,900
                                            -----------      -----------
                                              3,915,900        3,827,800
      Less accumulated depreciation
          and amortization                   (2,555,000)      (2,287,300)
                                            -----------      -----------
                                            $ 1,360,900        1,540,500
                                            ===========      ===========

        The gross amounts of furniture, fixtures and equipment and related accumulated amortization recorded under capital leases were $6,800 and $5,600 in 1999 and $6,800 and $1,400 in 1998, respectively.

                                       8                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)

(3) ACCRUED LIABILITIES

    Accrued liabilities consists of the following:

                                                    DECEMBER 31,
                                                ---------------------
                                                  1999         1998
                                                --------     --------

Current portion - capital lease obligation      $  1,300        2,400
Current portion - deferred rent liabilities        3,600        3,500
Labor and related costs                           71,800       56,600
Franchise, sales, liquor and property taxes       75,400       67,000
Gift certificate obligation                       90,800       80,095
Other                                              5,400        3,805
                                                --------     --------
                                                $248,300      213,400
                                                ========     ========

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

(5) LEASES

    The Company leases its restaurant facilities, corporate office and storage under operating leases. The restaurant facilities have lease terms expiring in February 2005 and September 2003. These restaurant leases have one five-year and two five-year renewal clauses exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office is leased on a month-to-month basis from the majority shareholder (see note 7). The storage lease expired in March 1999 and was not renewed. A summary of rent expense follows:

                           YEARS ENDED DECEMBER 31,
                           ------------------------
                              1999          1998
                           ----------    ----------

     Minimum rentals        $443,100      420,200
     Contingent rentals       54,100       43,300
                            --------     --------
                            $497,200      463,500
                            ========     ========

     In addition, the Company is obligated under capital leases for certain equipment that expire in 2000.

                                       9                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)


    As of December 31, 1999, commitments for future minimum lease payments under operating leases and executed renewals with initial or remaining noncancelable lease terms in excess of one year and future minimum capital lease payments are as follows:

                                                 OPERATING         CAPITAL
                                                  LEASES           LEASES
                                               -----------      -----------

2000                                           $   343,400            1,400
2001                                               350,400               --
2002                                               349,400               --
2003                                               348,600               --
Thereafter                                         243,700               --
                                               -----------      -----------
              Total minimum lease payments     $ 1,635,500            1,400
                                               ===========
Less amount representing interest at 9.5%                              (100)
                                                                -----------
Present value of net minimum capital lease
   payments                                                           1,300
Less current portion of obligations under
   capital leases                                                     1,300
                                                                -----------
Obligation under capital leases, excluding
   current portion                                              $        --
                                                                ===========

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

    Actual income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                        1999          1998
                                                      --------      --------

Computed "expected" tax expense (benefit)             $ 34,500       (50,500)
Change in valuation allowance for deferred tax
    assets allocated to income tax expense             (18,000)       21,600
Losses with no tax benefit                                  --        45,000
FICA tip tax credit                                    (18,300)      (19,100)
Disallowed expenses and other                            1,800         3,000
                                                      --------      --------
              Actual income tax expense (benefit)     $     --            --
                                                      ========      ========

                                       10                            (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)


    The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                     ----------------------------
                                                        1999             1998
                                                     -----------      -----------

Deferred tax assets:
    Deferred rent costs in excess of rent paid       $    10,900            2,500
    Net operating loss carryforwards                   1,304,500        1,401,200
    Alternative minimum tax credit carryforwards         716,000          716,000
    Consulting and developer's royalty fees and
       interest accrued for stockholder                  187,900          177,300
    FICA tip tax credit carryforwards                    153,900          126,200
    Basis in property and equipment                      117,400           75,800
    Other                                                  5,900           15,500
                                                     -----------      -----------
              Total gross deferred tax assets          2,496,500        2,514,500
        Less valuation allowance                      (2,496,500)      (2,514,500)
                                                     -----------      -----------
    Net deferred taxes                               $        --               --
                                                     ===========      ===========

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

    Net operating loss carryforwards of $3,836,800 for federal income tax purposes expire between 2004 and 2011. Capital loss carryforwards of $132,500 expired in 1998. General business credits of $153,900 expire in years 2009 through 2012. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

(7) RELATED PARTY TRANSACTIONS

    In connection with the Merger (see note 1), and effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox. Under a five-year Consulting Agreement, which was extended until April 25, 2004, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2% of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through December 31, 1999, this fee has been the minimum 1/2 of 1%.

                                       11                            (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (Rounded to nearest hundred, except share amounts)


    Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $146,300 and $135,500 in 1999 and 1998, respectively. These consulting and royalty fees are included in general and administrative expenses. No payments of either the 1999 or the 1998 fees earned have been made and, accordingly, they are included in payable to affiliates.

    The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for the years ended December 31, 1999 and 1998, respectively. Receivable from affiliate for shared general and administrative resources amounted to $46,100 and $50,100 for the years ended December 31, 1999 and 1998, respectively. Effective May 1, 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company leases this space on a month-to-month basis from the majority shareholder for the full base rent amount of approximately $8,300 per month and additional occupancy charges, as incurred. For the years ended December 31, 1999 and 1998, the majority shareholder was paid $99,600 and $66,400, respectively, under this arrangement.

    The notes payable to stockholder were unsecured and payable on demand. The interest rates on the notes was 9.50% through September 30, 1998. Effective October 1, 1998, the interest rate of all notes was modified to 8.00%. Interest expense for such notes aggregated approximately $18,400 and $43,600 in 1999 and 1998, respectively. All notes payable to stockholder were paid during 1999. The Company paid $18,000 directors fees to Board members in 1999 and 1998. The amounts are recorded in general and administrative expense.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.

    Notes payable to stockholder (see note 7) had an aggregate fair value of approximately $419,600 at December 31, 1998. The fair value is based on discounted future cash flows over an estimated four year period outstanding, respectively, using an estimated 8.00% incremental borrowing rate. Such estimates were determined by the Company based on future operating cash flow and market interest rate assumptions.

                                 EXHIBIT INDEX



           Exhibit
           Number                        Description
           ------                        -----------

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

             27.1     Financial Data Schedule.
