Form 10QSB
period 2000-03-31
SIXX HOLDINGS INC
filed 2000-05-15
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of April 30, 2000, 1,359,274 common shares of the registrant were issued and outstanding.

================================================================================

PART I.   FINANCIAL INFORMATION

         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 2000 and the results of operations for the interim three-month periods ending March 31, 2000 and 1999. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            MARCH 31,         DECEMBER 31,
                                                                              2000                1999
                                                                          (UNAUDITED)
                                                                         ------------         ------------
                                     ASSETS
CURRENT ASSETS:
  CASH                                                                   $    174,600         $     63,300
  ACCOUNTS RECEIVABLE                                                          64,200               68,900
  RECEIVABLE FROM AFFILIATE                                                    46,100               46,100
  INVENTORIES                                                                  83,300               93,100
  PREPAID EXPENSES                                                             80,600               63,200
                                                                         ------------         ------------
          TOTAL CURRENT ASSETS                                                448,800              334,600
                                                                         ------------         ------------

PROPERTY AND EQUIPMENT (NET)                                                1,327,900            1,360,900
OTHER ASSETS                                                                   11,800               11,800
                                                                         ------------         ------------
                                                                         $  1,788,500         $  1,707,300
                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                       $     81,800         $     62,900
  ACCRUED LIABILITIES                                                         301,800              248,300
  PAYABLE TO AFFILIATES                                                       586,100              549,300
                                                                         ------------         ------------
          TOTAL CURRENT LIABILITIES                                           969,700              860,500
                                                                         ------------         ------------

DEFERRED RENT LIABILITIES                                                      29,800               30,400
                                                                         ------------         ------------
         TOTAL LIABILITIES                                                    999,500              899,900
                                                                         ------------         ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND OUTSTANDING                                              13,600               13,600
  ADDITIONAL PAID-IN CAPITAL                                                4,408,900            4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                               (3,633,500)          (3,606,100)
                                                                         ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                           789,000              816,400
                                                                         ------------         ------------
                                                                         $  1,788,500         $  1,707,300
                                                                         ------------         ------------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         THREE MONTHS         THREE MONTHS
                                                                            ENDED                ENDED
                                                                           MARCH 31,            MARCH 31,
                                                                             2000                 1999
                                                                         ------------         ------------
RESTAURANT REVENUES                                                      $  1,747,300         $  1,626,800

COSTS AND EXPENSES:
   COST OF SALES                                                              513,000              467,800
   RESTAURANT EXPENSES                                                        944,500              917,400
   DEPRECIATION AND AMORTIZATION                                               68,800               91,000
   GENERAL AND ADMINISTRATIVE EXPENSES                                        248,200              172,400
                                                                         ------------         ------------
         TOTAL COSTS AND EXPENSES                                           1,774,500            1,648,600

                  LOSS FROM OPERATIONS                                        (27,200)             (21,800)


NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER                                                 -0-               (8,100)
   OTHER INCOME (EXPENSE)                                                        (200)                (400)
                                                                         ------------         ------------

                  NET LOSS                                               $    (27,400)        $    (30,300)
                                                                         ============         ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $      (0.02)        $      (0.02)
                                                                         ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  1,359,274            1,359,274
                                                                         ============         ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                                             THREE MONTHS         THREE MONTHS
                                                                                                ENDED                ENDED
                                                                                               MARCH 31,            MARCH 31,
                                                                                                 2000                 1999
                                                                                             ------------         ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   NET LOSS                                                                                  $    (27,400)        $    (30,300)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                                                 68,800               91,000
    CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                                           4,700               21,500
      INVENTORIES                                                                                   9,800                1,800
      PREPAID EXPENSES                                                                            (17,400)               4,300
      ACCOUNTS PAYABLE                                                                             18,900               44,000
      ACCRUED LIABILITIES                                                                          53,500               34,400
      PAYABLE TO AFFILIATES                                                                        36,800                4,900
      DEFERRED RENT LIABILITIES                                                                      (600)                 -0-
                                                                                             ------------         ------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                        147,100              171,600
                                                                                             ------------         ------------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  ADDITIONS TO PROPERTY AND EQUIPMENT                                                             (35,800)             (14,300)

CASH FLOWS USED IN FINANCING ACTIVITIES:
    REPAYMENT OF NOTES PAYABLE TO STOCKHOLDER, NET                                                    -0-              (85,000)
    PAYMENTS OF CAPITAL LEASE OBLIGATIONS                                                             -0-                 (900)
                                                                                             ------------         ------------
                                                                                                     (-0-)             (85,900)

NET INCREASE IN CASH                                                                              111,300               71,400
CASH AT BEGINNING OF PERIOD                                                                        63,300              127,400
                                                                                             ------------         ------------
CASH AT END OF PERIOD                                                                        $    174,600         $    198,800
                                                                                             ============         ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


(1)      BASIS OF PRESENTATION

         In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual financial statements included on Form 10-KSB.

(2)      ACCOUNTING POLICIES

         During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 1999 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

         Certain previously reported financial information has been reclassified to conform to the current presentation.

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $59,400 for the three months ended March 31, 2000 and 1999. The Company leases the same office space on a month-to-month basis from the majority shareholder. For the three-month period ended March 31, 2000 and March 31, 1999 respectively, $24,900 was paid to the majority shareholder under this arrangement.

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

CAPITAL RESOURCES AND LIQUIDITY:

         As of March 31, 2000 and 1999 the Company's cash was approximately $174,600 and $198,800 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

         Revenues from restaurant operations for the three months ended March 31, 2000 were $1,747,300, representing a 7.4% increase over the same period in the prior year. This increase was primarily attributable to increased cover counts at both restaurants. Patrizio I accounted for 58.7% and 55.0% of the total revenues for the three month periods ended March 31, 2000 and 1999, respectively.

         Cost of sales as a percent of restaurant revenues was 29.4% for the three months ended March 31, 2000 compared to 28.8% in 1999. This increase from the prior year was due to increased food costs.

         Restaurant expenses for the three-month period ended March 31, 2000 increased $27,100 (2.9%) from the same period in 1999 primarily because of the increase in sales volume as well as increased labor costs.

         Depreciation and amortization were $68,800 for the three-month period ended March 31, 2000 and $91,000 for the three-month period ended March 31, 1999.

         General and administrative expenses for the three-month period ended March 31, 2000 increased $75,800, or 43.9%, compared to the same period in 1999. This increase was due primarily to the increased expenditures for insurance, advertising and personnel costs during the three months ended March 31, 2000 as compared to the same period in the prior year.

         Interest expense - stockholder decreased from $8,100 for the period ended March 31, 1999 to $-0- for the same period in 2000 because the notes were paid in full at December 31, 1999.

         Loss from operations for the three months ended March 31, 2000 was ($27,200) compared to a loss of ($21,800) for the same period in the prior year. Net loss decreased from a loss of ($30,300) in 1999 to ($27,400) in 2000.

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

FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward- looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local market served by the Company's restaurants, competitive factors such as changes in the locations, menus, pricing or other aspects of competitors' operations, the weather in each of the locations, expense pressures relating to labor and supplies, and unanticipated general and administrative expenses, including the costs of additional acquisitions, expansion or financing.

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

SIGNATURE                          TITLE                            DATE

                                   Chairman of the Board,           May 12, 2000
/s/ Jack D. Knox                   President and Director
-------------------------          (Principal Executive
Jack D. Knox                              Officer)


/s/DeAndra Trepagnier              Chief Financial Officer          May 12, 2000
-------------------------          (Principal Financial and
DeAndra Trepagnier                    Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

Exhibit 27               Financial Data Schedule