Form 10QSB
period 2000-06-30
SIXX HOLDINGS INC
filed 2000-08-11
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

As of July 31, 2000, 1,359,274 common shares of the registrant were issued and outstanding.

================================================================================

PART I.   FINANCIAL INFORMATION

         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 2000 and the results of operations for the interim three-month and six-month periods ending June 30, 2000 and 1999. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          JUNE 30,        DECEMBER 31,
                                                           2000              1999
                                                        (UNAUDITED)
                                                        -----------       -----------
                                     ASSETS
CURRENT ASSETS:
  CASH                                                  $    93,700       $    63,300
  ACCOUNTS RECEIVABLE                                        64,800            68,900
  RECEIVABLE FROM AFFILIATE                                  55,400            46,100
  INVENTORIES                                                93,200            93,100
  PREPAID EXPENSES                                           73,400            63,200
                                                        -----------       -----------
          TOTAL CURRENT ASSETS                              380,500           334,600
                                                        -----------       -----------

PROPERTY AND EQUIPMENT (NET)                              1,280,300         1,360,900
OTHER ASSETS                                                 11,800            11,800
                                                        -----------       -----------
                                                        $ 1,672,600       $ 1,707,300
                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                      $    74,400       $    62,900
  ACCRUED LIABILITIES                                       247,900           248,300
  PAYABLE TO AFFILIATES                                     408,900           549,300
                                                        -----------       -----------
          TOTAL CURRENT LIABILITIES                         731,200           860,500
                                                        -----------       -----------
DEFERRED RENT LIABILITIES                                    29,300            30,400
                                                        -----------       -----------
         TOTAL LIABILITIES                                  760,500           890,900
                                                        -----------       -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND OUTSTANDING                            13,600            13,600
  ADDITIONAL PAID-IN CAPITAL                              4,408,900         4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)             (3,510,400)       (3,606,100)
                                                        -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                         912,100           816,400
                                                        -----------       -----------
                                                        $ 1,672,600       $ 1,707,300
                                                        ===========       ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          THREE MONTHS     THREE MONTHS      SIX MONTHS      SIX MONTHS
                                              ENDED            ENDED            ENDED           ENDED
                                            JUNE 30,         JUNE 30,          JUNE 30,        JUNE 30,
                                              2000             1999             2000            1999
                                          ------------     ------------      ----------      -----------
RESTAURANT REVENUES                        $1,979,400      $ 1,936,100       $3,726,700      $ 3,562,000

COSTS AND EXPENSES:
  COST OF SALES                               569,800          555,400        1,082,800        1,023,200
  RESTAURANT EXPENSES                       1,021,700        1,033,200        1,999,300        1,950,600
  DEPRECIATION AND AMORTIZATION                67,100           94,200          135,900          185,200
  GENERAL AND ADMIN. EXPENSES                 199,200          192,100          414,300          364,500
                                           ----------      -----------       ----------      -----------

         TOTAL COSTS AND EXPENSES           1,857,800        1,874,900        3,632,300        3,523,500
                                           ----------      -----------       ----------      -----------

         INCOME (LOSS)
           FROM OPERATIONS                    121,600           61,200           94,400           39,400

NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER                   0           (6,000)               0          (14,100)
   OTHER INCOME, NET                            1,500              700            1,300              300
                                           ----------      -----------       ----------      -----------
         NET INCOME (LOSS)                 $  123,100      $    55,900       $   95,700      $    25,600
                                           ==========      ===========       ==========      ===========

INCOME (LOSS) PER COMMON SHARE -
        BASIC AND DILUTED                  $     0.09      $      0.04       $     0.07      $      0.02
                                           ==========      ===========       ==========      ===========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                      1,359,274        1,359,274        1,359,274        1,359,274

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)

                                                                    SIX MONTHS     SIX MONTHS
                                                                      ENDED           ENDED
                                                                     JUNE 30,       JUNE 30,
                                                                      2000            1999
                                                                    ----------     ----------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                $  95,700       $  25,600
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

     DEPRECIATION AND AMORTIZATION                                    135,900         185,200

     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                              4,100           6,300
       RECEIVABLE FROM AFFILIATE                                       (9,300)             --
       INVENTORIES                                                       (100)         (4,800)
       PREPAID EXPENSES                                               (10,200)          7,000
       ACCOUNTS PAYABLE                                                11,500         (16,100)
       ACCRUED LIABILITIES                                               (400)          7,000
       PAYABLE TO AFFILIATES                                         (140,400)          6,600
       DEFERRED RENT LIABILITIES                                       (1,100)         (1,100)
                                                                    ---------       ---------
                 NET CASH PROVIDED BY  OPERATING ACTIVITIES            85,700         215,700
                                                                    ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT                                (55,300)        (26,900)
                                                                    ---------       ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    REPAYMENT OF NOTES PAYABLE TO STOCKHOLDER, NET                          0        (232,000)
    PAYMENTS OF CAPITAL LEASE OBLIGATIONS                                   0          (1,200)
                                                                    ---------       ---------
                 NET CASH USED IN FINANCING ACTIVITIES                      0        (233,200)
                                                                    ---------       ---------

NET INCREASE (DECREASE) IN CASH                                        30,400         (44,400)
CASH AT BEGINNING OF PERIOD                                            63,300         127,400
                                                                    ---------       ---------
CASH AT END OF PERIOD                                               $  93,700       $  83,000
                                                                    =========       =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $118,800 for each of the six month periods ended June 30, 2000 and 1999. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $38,250 and $49,800 to the majority shareholder for the six months ended June 30, 2000 and 1999, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2000 and 1999 the Company's cash was approximately $93,700 and $83,000, respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations increased from $3,562,000 to $3,726,700, or 4.6%, for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily attributable to increased cover counts at both restaurants. Patrizio I accounted for 58.2% and 55.7% of the total revenues for the six month periods ended June 30, 2000 and 1999, respectively.

         Cost of sales as a percent of restaurant revenues increased from 28.7% in 1999 to 29.1% in 2000. This increase was due to higher food costs during the first six months of 2000 as compared to the same period in the prior year.

         Restaurant expenses for the six-month period ended June 30, 2000 increased $48,700, or 2.5%, over the same period in 1999 due to increased wage costs.

         Depreciation and amortization were $135,900 for the six months ended June 30, 2000 and $185,200 for the six months ended June 30, 1999.

         General and administrative expenses for the six month period ended June 30, 2000 increased $49,800, or 13.7%, over the same period in 1999. This was due primarily to increased expenditures for personnel, including contract labor and developer and royalty fees.

         Interest expense - stockholder decreased from $14,100 during the first six months of 1999 to $0 for the same period of 2000 because the notes were paid in full at December 31, 1999.

         Income from operations for the six months ended June 30, 2000 was $94,400 compared to income of $39,400 for the same period in the prior year. Net income increased from $25,600 in 1999 to $95,700 in 2000 due to increased revenues.

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

ACCOUNTING MATTERS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, the provisions of SFAS No. 133 are effective for fiscal years after June 15, 2000, although early adoption is allowed. The Company does not expect the adoption of this Statement to have a material impact on the Company's financial conditions or reported results of operations.

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


SIGNATURE                            TITLE                      DATE

/s/ Jack D. Knox                   Chairman of the Board,       August 12, 2000
------------------------------     President and Director
Jack D. Knox                        (Principal Executive
                                         Officer)


/s/DeAndra Trepagnier              Chief Financial Officer      August 12, 2000
------------------------------    (Principal Financial and
DeAndra Trepagnier                   Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  27         Financial Data Schedule