Form 10QSB
period 2000-09-30
SIXX HOLDINGS INC
filed 2000-11-13
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

       Registrant's telephone number, including area code: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  XX    NO
                                        ----      ---

As of October 31, 2000, 1,359,274 common shares of the registrant were issued and outstanding.


================================================================================

================================================================================


PART I.   FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 2000 and the results of operations for the interim three-month and nine-month periods ending September 30, 2000 and 1999. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                       -------------    ------------
                                                                                 (UNAUDITED)
                                                ASSETS
CURRENT ASSETS:
  CASH                                                                 $      18,400    $     63,300
  ACCOUNTS RECEIVABLE                                                        107,300          68,900
  RECEIVABLE FROM AFFILIATE                                                   72,700          46,100
  INVENTORIES                                                                 84,800          93,100
  PREPAID EXPENSES                                                            68,000          63,200
                                                                       -------------    ------------
          TOTAL CURRENT ASSETS                                               351,200         334,600
                                                                       -------------    ------------

PROPERTY AND EQUIPMENT (NET)                                               1,361,900       1,360,900
OTHER ASSETS                                                                  11,800          11,800
                                                                       -------------    ------------
                                                                       $   1,724,900    $  1,707,300
                                                                       =============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                     $      95,700    $     62,900
  ACCRUED LIABILITIES                                                        218,600         248,300
  PAYABLE TO AFFILIATES                                                      373,200         549,300
                                                                       -------------    ------------
          TOTAL CURRENT LIABILITIES                                          687,500         860,500
                                                                       -------------    ------------

DEFERRED RENT LIABILITIES                                                     29,000          30,400
                                                                       -------------    ------------
         TOTAL LIABILITIES                                                   716,500         890,900
                                                                       -------------    ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND OUTSTANDING                                             13,600          13,600
  ADDITIONAL PAID-IN CAPITAL                                               4,408,900       4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                              (3,414,100)     (3,606,100)
                                                                       -------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                        1,008,400         816,400
                                                                       -------------    ------------
                                                                       $   1,724,900    $  1,707,300
                                                                       =============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              THREE MONTHS    THREE MONTHS      NINE MONTHS     NINE MONTHS
                                                 ENDED           ENDED             ENDED          ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                  2000             1999             2000            1999
                                              -------------   -------------    -------------   -------------
RESTAURANT REVENUES                           $   1,995,100   $   1,870,000    $   5,721,800   $   5,432,900


COSTS AND EXPENSES:
  COST OF SALES                                     589,200         560,800        1,672,000       1,584,000
  RESTAURANT EXPENSES                             1,072,300       1,024,300        3,071,600       2,974,900
  DEPRECIATION AND AMORTIZATION                      64,400          36,900          200,300         222,100
  GENERAL AND ADMIN. EXPENSES                       179,300         160,300          593,600         524,800
                                              -------------   -------------    -------------   -------------

         TOTAL COSTS AND EXPENSES                 1,905,200       1,782,300        5,537,500       5,305,800
                                              -------------   -------------    -------------   -------------

         INCOME
           FROM OPERATIONS                           89,900          87,700          184,300         127,100
NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER                       -0-          (2,900)             -0-         (17,000)
   OTHER INCOME, NET                                  6,500            (300)           7,800              --
                                              -------------   -------------    -------------   -------------

         NET INCOME                           $      96,400   $      84,500    $     192,100   $     110,100
                                              =============   =============    =============   =============

INCOME PER COMMON SHARE -
        BASIC AND DILUTED                     $        0.07   $        0.06    $        0.14   $        0.08
                                              =============   =============    =============   =============


WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                            1,359,274       1,359,274        1,359,274       1,359,274


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                    NINE MONTHS     NINE MONTHS
                                                                       ENDED           ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       2000             1999
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                               $     192,100    $     110,100
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                       200,300          222,100
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                               (38,400)           4,100
       RECEIVABLE FROM AFFILIATE                                         (26,600)              --
       INVENTORIES                                                         8,300           (2,800)
       PREPAID EXPENSES                                                   (4,800)             700
       ACCOUNTS PAYABLE                                                   32,800           10,700
       ACCRUED LIABILITIES                                               (29,700)          37,600
       PAYABLE TO AFFILIATES                                            (176,100)          (6,000)
       DEFERRED RENT LIABILITIES                                          (1,400)          (1,700)
                                                                   -------------    -------------
                 NET CASH PROVIDED BY  OPERATING ACTIVITIES              156,500          374,800
                                                                   -------------    -------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY AND EQUIPMENT                                  (201,400)         (59,000)
                                                                   -------------    -------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    REPAYMENT OF NOTES PAYABLE TO STOCKHOLDER, NET                           -0-         (319,600)
    PAYMENTS OF CAPITAL LEASE OBLIGATIONS                                    -0-           (1,200)
                                                                   -------------    -------------
                 NET CASH USED IN FINANCING ACTIVITIES                       -0-         (320,800)
                                                                   -------------    -------------

NET DECREASE IN CASH                                                     (44,900)          (5,000)
CASH AT BEGINNING OF PERIOD                                               63,300          127,400
                                                                   -------------    -------------
CASH AT END OF PERIOD                                              $      18,400    $     122,400
                                                                   =============    =============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $178,200 for each of the nine month periods ended September 30, 2000 and 1999. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $51,000 and $74,700 to the majority shareholder for the nine months ended September 30, 2000 and 1999, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 2000 and 1999 the Company's cash was approximately $18,400 and $122,400, respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations for the nine months ended September 30, 2000 were $5,721,800, representing a 5.3% increase over the same period in the prior year. This increase was primarily attributable to increased cover counts, primarily at Patrizio I. Patrizio I accounted for 58.6% and 55.8% of the total revenues for the nine month periods ended September 30, 2000 and 1999, respectively.

         Cost of sales as a percent of restaurant revenues remained flat at 29.2% for the nine month periods ending September 30, 2000 and 1999.

         Restaurant expenses for the nine-month period ended September 30, 2000 increased $96,700, or 3.3%, over the same period in 1999 due to increased labor costs.

         Depreciation and amortization were $200,300 for the nine months ended September 30, 2000 and $222,100 for the nine months ended September 30, 1999.

         General and administrative expenses for the nine months ended September 30, 2000 increased $68,800, or 13.1%, over the same period in 1999. This was due primarily to increases in rent, personnel costs, including employee recruiting, developer fees, and royalty fees.

         Interest expense - stockholder decreased from $17,000 during the first nine months of 1999 to $0 for the same period of 2000 because the notes were paid in full at December 31, 1999.

         Income from operations for the nine months ended September 30, 2000 was $184,300 compared to $127,100 for the same period in the prior year. Net income increased from $110,100 in 1999 to $192,100 in 2000 primarily due to increased revenues.

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

ACCOUNTING MATTERS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, the provisions of SFAS No. 133 are effective for fiscal years after June 15, 2000, although early adoption is allowed. The Company is not party to any derivative contracts and does not expect the adoption of this Statement to have a material impact on the Company's financial conditions or reported results of operations.

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



SIGNATURE                          TITLE                      DATE
/s/ Jack D. Knox                   Chairman of the Board,     November 12, 2000
---------------------------        President and Director
Jack D. Knox                        (Principal Executive
                                          Officer)


/s/ Carolyn Holden                  Chief Financial Officer   November 12, 2000
---------------------------        (Principal Financial and
Carolyn Holden                        Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule