Form 10KSB40
period 2000-12-31
SIXX HOLDINGS INC
filed 2001-04-16
CIK 832407

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

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

                Yes    X                          No
                     -----                             -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the year ended December 31, 2000 were $7,649,100.

         As of February 28, 2001, the registrant had issued and outstanding 1,359,274 shares of the Company's common stock, $.01 par value.

          The aggregate market value of the approximately 13% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 28, 2001, was approximately $450,621. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

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

PATRIZIO RESTAURANT, INC.

         The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.37 to $9.98. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 27% of all restaurant revenues in both 2000 and 1999. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, an antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

SERVICE MARKS

         The Company has obtained federal registration of the service marks "Patrizio" and the Patrizio design. These service marks are of material importance to the operation of the Company's business.

EMPLOYEES

         As of December 31, 2000, the Company employed five persons in its corporate headquarters and approximately 187 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         As of December 31, 2000, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease was renewed in February 1998 and the lease expires in February 2005. The Patrizio I lease has one five-year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expires in 2003 and has two five-year renewal options at the then prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court. Its lease expired in March 1998 and was not renewed. The Company now rents the same space on a month-to-month basis from its majority shareholder at one-half the price paid by the Company's majority shareholder.

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


2000:                      High Bid      Low Bid
First Quarter               $1.75        $ .44
Second Quarter               1.50          .81
Third Quarter                1.88         1.50
Fourth Quarter               1.56         1.12

1999:
First Quarter               $1.75        $ .06
Second Quarter                .21          .06
Third Quarter                 .25          .20
Fourth Quarter                .31          .25


         As of February 28, 2001, there were approximately 1,913 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY

         As of December 31, 2000, the Company's cash was $154,900. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.


RESULTS OF OPERATIONS

         The Company's restaurant revenues increased 4.6% from $7,313,000 in 1999 to $7,649,100 in 2000. Income from operations increased 19% from $122,300 in 1999 to $145,600 in 2000.

          The principal reasons for the increase in restaurant revenues were the strong local economy and more temperate weather in the spring, summer and fall of 2000 which significantly increased the number of patio diners. Patrizio I accounted for 58.7% and 56.4% of total revenues in 2000 and 1999, respectively.

         Cost of sales as a percent of restaurant revenues decreased to 28.8% for the year ended December 31, 2000 from 29.3% for the same period in 1999. Restaurant expenses totaled $4,249,500 for the year ended December 31, 2000, a 5.6% increase over 1999. Restaurant expenses were 53.0% of revenue in 2000 at Patrizio I compared to 53.2% in the prior year and Patrizio II's restaurant expenses were 59.2% of revenue in 2000 compared to 57.8% in 1999.

         Depreciation and amortization was $279,300 for the year ended December 31, 2000 and $283,400 for the year ended December 31, 1999. General and administrative expenses were $761,000 for the year ended December 31, 2000, compared to $738,600 in 1999. Contributing factors to the increase in general and administrative expenses were higher costs for recruiting personnel and increased royalty and consulting fees based on sales increases.

         Other income (expense) was $6,300 for the year ended December 31, 2000 and other income (expense) was ($2,500) for the year ended December 31, 1999. Other income increased primarily as a result of an insurance reimbursement for lost sales during a power outage.

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

ACCOUNTING MATTERS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, the provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company is not party to any derivative contracts and, accordingly, the adoption of this Statement on January 1, 2001 will not have a material impact on the Company's financial condition or reported results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements are set forth herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below is certain information concerning the directors and executive officers of the Company:


             Name                         Age               Position with the Company
             ----                         ---               -------------------------
         Jack D. Knox                     63                Chairman of the Board,
                                                            President and Director

         Dorothy L. Douglas               56                Secretary and Treasurer

         G. Michael Boswell               60                Director

         Richard Mullen                   61                Director


         The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of three directors. R. Ted Enloe resigned as a Director effective July 26, 2000 but is still serving as an Advisory Director. Because the company has not elected directors during the past three years, all directors' terms expire in May 2001 or until their successor shall have been duly elected and qualified.

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

SECTION 16 COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2000 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The total compensation paid during 2000, 1999, and 1998 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                  Compensation
                                              Annual Compensation                    Awards
                                 --------------------------------------------     -------------
                                                                                   Securities
                                                                       Other       Underlying
                                                                       Annual       Options/      All Other
        Name                     Year        Salary        Bonus        Comp.        SARs(#)     Compensation
---------------------            ----        -------       -----       ------      ----------    ------------
Jack D. Knox                     2000        $ --(1)        $--        $1,935(2)        --        $5,885(3)
Chairman of the Board            1999        $ --(1)        $--        $1,044(2)        --        $5,689(3)
and President (Chief             1998        $ --(1)        $--        $1,909(2)        --        $4,310(3)
Executive Officer)


(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 2000, 1999 and 1998 is included in "Certain Relationships and Related Transactions."
(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $1,500, $0 and $600 for the years ended December 31, 2000, 1999 and 1998, respectively, in fees paid to Mr. Knox as a director of the Company.
(3) Reflects the Company-paid premium for a health insurance policy in 2000, 1999 and 1998 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate, in 2000, 1999 and 1998.

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


                                                             Amount                              Percent
                  Name & Address of                       Beneficially                             of
                  Beneficial Owner                          Owned (1)                             Class
                  -----------------                       ------------                           -------
                  Jack D. Knox                             1,169,473                               86.04%
                  300 Crescent Court, #1630
                  Dallas, Texas

                  G. Michael Boswell                             - 0 -                                --
                  Dallas, Texas

                  Richard T. Mullen                            6,375                      less than 1.00%
                  Dallas, Texas

                  All Directors and
                  Officers as a Group
                  (4 persons)                              1,175,968                               86.51%


----------

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

         In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 2000, this fee has been 1/2 of 1%.

         Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $153,100 in 2000 and $146,300 in 1999, respectively. The fees are included in general and administrative expenses. As of December 31, 2000, fees of $409,000 have not been paid and, accordingly, they are included in payable to affiliate.

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 and $237,600 for the years ended December 31, 2000 and December 31, 1999, respectively.




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

Date: April 11, 2001

                           SIXX HOLDINGS, INCORPORATED


                                     By:    /s/ Jack D. Knox
                                           --------------------------------
                                           Jack D. Knox, Chairman of the Board,
                                           President, and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.


       Signatures                                 Titles                                    Date
       ----------                                 ------                                    ----
/s/  Jack D. Knox                    Chairman of the Board, President,                 April 11, 2001
------------------------             and Director (Principal Executive
     Jack D. Knox                                 Officer)


/s/  Carolyn S. Holden               Chief Financial Officer (Principal                April 11, 2001
------------------------             Financial and Accounting Officer)
     Carolyn S. Holden


/s/  G. Michael Boswell              Director                                          April 11, 2001
------------------------
     G. Michael Boswell


/s/  Richard T. Mullen               Director                                          April 11, 2001
------------------------
     Richard T. Mullen

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Sixx Holdings, Incorporated:


We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP


Dallas, Texas
March 26, 2001

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

        (Rounded to nearest hundred, except share and per share amounts)




                                     ASSETS

                                                                       2000                 1999
                                                                    -----------         -----------
Current assets:
    Cash                                                            $   154,900              63,300
    Accounts receivable                                                 102,100              68,900
    Receivable from affiliate (note 7)                                   75,000              46,100
    Inventories                                                          82,700              93,100
    Prepaid expenses                                                     44,500              63,200
                                                                    -----------         -----------

                Total current assets                                    459,200             334,600

Net property and equipment (note 2)                                   1,303,600           1,360,900
Other assets                                                             11,800              11,800
                                                                    -----------         -----------

                                                                    $ 1,774,600           1,707,300
                                                                    ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   116,000              62,900
    Accrued liabilities (note 3)                                        236,500             248,300
    Payable to affiliates (note 7)                                      416,300             549,300
                                                                    -----------         -----------

                Total current liabilities                               768,800             860,500

Deferred rent liabilities (note 4)                                       28,600              30,400
                                                                    -----------         -----------

                Total liabilities                                       797,400             890,900
                                                                    -----------         -----------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized 12,000,000
       shares; 1,359,274 shares issued and outstanding                   13,600              13,600
    Additional paid-in capital                                        4,408,900           4,408,900
    Accumulated deficit (since August 1, 1989)                       (3,445,300)         (3,606,100)
                                                                    -----------         -----------

                Total stockholders' equity                              977,200             816,400

Commitments (note 5)
                                                                    -----------         -----------

                                                                    $ 1,774,600           1,707,300
                                                                    ===========         ===========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2000 and 1999

        (Rounded to nearest hundred, except share and per share amounts)


                                                                            2000                1999
                                                                         -----------         -----------
Restaurant revenues                                                      $ 7,649,100           7,313,000
                                                                         -----------         -----------

Costs and expenses:
    Cost of sales                                                          2,213,700           2,143,900
    Restaurant expenses                                                    4,249,500           4,024,800
    Depreciation and amortization                                            279,300             283,400
    General and administrative expenses (note 7)                             761,000             738,600
                                                                         -----------         -----------

                Total costs and expenses                                   7,503,500           7,190,700
                                                                         -----------         -----------

                Income from operations                                       145,600             122,300

Nonoperating income (expense):
    Interest expense - stockholder (note 7)                                     (200)            (18,400)
    Other income (expense)                                                     6,300              (2,500)
    Interest income                                                            9,100                  --
                                                                         -----------         -----------

                Net income                                               $   160,800             101,400
                                                                         ===========         ===========

Income per common share - basic and diluted                              $       .12                 .07
                                                                         ===========         ===========

Weighted average common shares outstanding                               $ 1,359,274           1,359,274
                                                                         ===========         ===========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)



                                              COMMON STOCK                 ADDITIONAL                              TOTAL
                                      ----------------------------          PAID-IN         ACCUMULATED        STOCKHOLDERS'
                                        SHARES            AMOUNT            CAPITAL           DEFICIT             EQUITY
                                      ----------        ----------         ----------       -----------        -------------
Balance at December 31, 1998           1,359,274            13,600         4,408,900        (3,707,500)           715,000

Net Income                                    --                --                --           101,400            101,400
                                      ----------        ----------        ----------        ----------         ----------
Balance at December 31, 1999           1,359,274            13,600         4,408,900        (3,606,100)           816,400

Net income                                    --                --                --           160,800            160,800
                                      ----------        ----------        ----------        ----------         ----------
Balance at December 31, 2000           1,359,274        $   13,600         4,408,900        (3,445,300)           977,200
                                      ==========        ==========        ==========        ==========         ==========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                          (Rounded to nearest hundred)


                                                                            2000              1999
                                                                         ---------         ---------
Cash flows from operating activities:
    Net income                                                           $ 160,800           101,400
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                    279,300           283,400
          Changes in assets and liabilities:
             Accounts receivable                                           (33,200)           (6,500)
             Receivable from affiliates                                    (28,900)            4,000
             Inventories                                                    10,400            (8,800)
             Prepaid expenses                                               18,700             3,100
             Accounts payable                                               53,100            28,300
             Accrued liabilities                                           (11,800)           34,900
             Payable to affiliates                                        (133,000)           19,200
             Deferred rent liabilities                                      (1,800)            1,500
                                                                         ---------         ---------

                   Net cash provided by operating activities               313,600           460,500
                                                                         ---------         ---------

Cash flows used in investing activities - additions
    to property and equipment, net                                        (222,000)         (103,800)
                                                                         ---------         ---------

Cash flows from financing activities:
    Repayments of notes payable to stockholder                                  --          (419,600)
    Payments of capital lease obligations                                       --            (1,200)
                                                                         ---------         ---------

                   Net cash used in financing activities                        --          (420,800)
                                                                         ---------         ---------

Net increase (decrease) in cash                                             91,600           (64,100)
Cash at beginning of year                                                   63,300           127,400
                                                                         ---------         ---------

Cash at end of year                                                      $ 154,900            63,300
                                                                         =========         =========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999

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

       (c)    CONSOLIDATED STATEMENTS OF CASH FLOWS

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2000 and 1999. The Company paid no income taxes during the years presented. Interest of $200 and $18,400 was paid during the years ended December 31, 2000 and 1999, respectively.

       (d)    INVENTORIES

              Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

       (e)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 2 to 10 years.

              Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the improvements of generally 10 to 15 years. Repairs and maintenance are charged to operations as incurred.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)


       (f)    ADVERTISING COSTS

              Advertising costs are expensed as incurred. Advertising costs amounted to $62,700 and $57,800 in 2000 and 1999, respectively.

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

       (h)    INCOME PER COMMON SHARE

              Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 2000 and 1999.

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

       (j)    USE OF ESTIMATES

              The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)


       (k)    SEGMENT INFORMATION

              The Company has identified its two Italian concept restaurants as operating segments and aggregates those segments and its corporate operations into a single reporting segment. The Company's operations are all domestic.


(2)    PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:


                                                     DECEMBER 31,
                                           -------------------------------
                                              2000                 1999
                                           -----------         -----------
Leasehold improvements                     $ 2,318,100           2,253,400
Furniture, fixtures and equipment            1,819,700           1,662,500
                                           -----------         -----------
                                             4,137,800           3,915,900
Less accumulated depreciation
    and amortization                        (2,834,300)         (2,555,000)
                                           -----------         -----------
                                           $ 1,303,600           1,360,900
                                           ===========         ===========

       The gross amounts of furniture, fixtures and equipment and related accumulated amortization recorded under capital leases were $6,800 and $5,600, respectively, in 1999.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)



(3)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:


                                                            DECEMBER 31,
                                                     --------------------------
                                                       2000             1999
                                                     ---------        ---------
Current portion - capital lease obligation           $      --            1,300
Current portion - deferred rent liabilities              3,500            3,600
Labor and related costs                                 79,500           71,800
Franchise, sales, liquor and property taxes             80,900           75,400
Gift certificate obligation                             71,000           90,800
Other                                                    1,600            5,400
                                                     ---------        ---------
                                                     $ 236,500          248,300
                                                     =========        =========


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

(5)    LEASES

       The Company leases its restaurant facilities, corporate office and storage under operating leases. The restaurant facilities have lease terms expiring in September 2003 and February 2005 . These restaurant leases have two five-year and one five-year renewal clauses exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office is leased on a month-to-month basis from the majority shareholder (see note 7). A summary of rent expense follows:


                                  YEARS ENDED DECEMBER 31,
                                 --------------------------
                                   2000              1999
                                 ---------        ---------
Minimum rentals                  $ 410,800          443,100
Contingent rentals                  76,500           54,100
                                 ---------        ---------
                                 $ 487,300          497,200
                                 =========        =========

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)


       As of December 31, 2000, commitments for future minimum lease payments under operating leases and executed renewals with initial or remaining noncancelable lease terms in excess of one year are as follows:


                                      OPERATING
                                       LEASES
                                     -----------
 2001                                $  353,700
 2002                                   349,400
 2003                                   348,600
 2004                                   215,200
 Thereafter                              28,500
                                     -----------

     Total minimum lease payments    $ 1,295,400
                                     ===========


(6)    INCOME TAXES

       No federal or state income taxes were payable by the Company during the years presented and none have been provided in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.

       Actual income tax expense differs from the "expected" income tax expense (computed by applying the U.S. federal corporate tax rate of 34% to net income before income taxes) as follows:


                                                              YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                              2000               1999
                                                            ---------         ---------
Computed "expected" tax expense                             $  54,700            34,500
Change in valuation allowance for deferred tax
    assets allocated to income tax expense                    (38,300)          (18,000)
FICA tip tax credit                                           (16,600)          (18,300)
Disallowed expenses and other                                     200             1,800
                                                            ---------         ---------
              Actual income tax expense (benefit)           $      --                --
                                                            =========         =========

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)



       The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:


                                                                      DECEMBER 31,
                                                             -------------------------------
                                                                2000                1999
                                                             -----------         -----------
Deferred tax assets:
    Deferred rent costs in excess of rent paid               $    10,900              10,900
    Net operating loss carryforwards                           1,262,700           1,304,500
    Alternative minimum tax credit carryforwards                 716,000             716,000
    Consulting and developer's royalty fees and
       interest accrued for stockholder                          141,500             187,900
    FICA tip tax credit carryforwards                            179,100             153,900
    Basis in property and equipment                              134,400             117,400
    Other                                                         13,600               5,900
                                                             -----------         -----------

              Total gross deferred tax assets                  2,458,200           2,496,500
        Less valuation allowance                              (2,458,200)         (2,496,500)
                                                             -----------         -----------

    Net deferred taxes                                       $        --                  --
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

       Net operating loss carryforwards of $3,713,700 for federal income tax purposes expire between 2004 and 2011. General business credits of $180,900 expire in years 2009 through 2012. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

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

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

               (Rounded to nearest hundred, except share amounts)



       up to a maximum of 32 restaurants. From inception through December 31, 1999, this fee has been the minimum 1/2 of 1%.

       Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $153,100 and $146,300 in 2000 and 1999, respectively. These consulting and royalty fees are included in general and administrative expenses. Fees of $409,000 have not been paid as of December 31, 2000 and, accordingly, they are included in payable to affiliates.

       The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for the years ended December 31, 2000 and 1999, respectively. Receivable from affiliate for shared general and administrative resources amounted to $75,000 and $46,100 at December 31, 2000 and 1999, respectively. Effective May 1, 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company leases this space on a month-to-month basis from the majority shareholder. The Company paid Mr. Knox $8,300 per month through March 2000 at which time the rent was reduced to $4,450 per month. For the years ended December 31, 2000 and 1999, the majority shareholder was paid $64,950 and $99,600, respectively, under this arrangement.

       All notes payable to stockholder were paid during 1999. Interest expense for such notes aggregated approximately $18,400 in 1999. The Company paid $24,600 and $18,000 in directors' fees to Board members in 2000 and 1999, respectively. The amounts are recorded in general and administrative expense.

(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.