Form 10QSB
period 2001-03-31
SIXX HOLDINGS INC
filed 2001-05-15
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of April 30, 2001, 1,359,274 common shares of the registrant were issued and outstanding.


================================================================================

PART I. FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 2001 and the results of operations for the interim three-month periods ending March 31, 2001 and 2000. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                    MARCH 31,     DECEMBER 31,
                                                                      2001            2000
                                                                  ------------    ------------
                                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  CASH                                                            $    132,800    $    154,900
  ACCOUNTS RECEIVABLE                                                   92,300         102,100
  RECEIVABLE FROM AFFILIATE                                             78,800          75,000
  INVENTORIES                                                           80,300          82,700
  PREPAID EXPENSES                                                      36,800          44,500
                                                                  ------------    ------------
          TOTAL CURRENT ASSETS                                         421,000         459,200
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT (NET)                                         1,245,000       1,303,600
OTHER ASSETS                                                            11,800          11,800
                                                                  ------------    ------------
                                                                  $  1,677,800    $  1,774,600
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                $     69,300    $    116,000
  ACCRUED LIABILITIES                                                  310,100         236,500
  PAYABLE TO AFFILIATES                                                280,500         416,300
                                                                  ------------    ------------
          TOTAL CURRENT LIABILITIES                                    659,900         768,800
                                                                  ------------    ------------

DEFERRED RENT LIABILITIES                                               25,600          28,600
                                                                  ------------    ------------
         TOTAL LIABILITIES                                             685,500         797,400
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND OUTSTANDING                                       13,600          13,600
  ADDITIONAL PAID-IN CAPITAL                                         4,408,900       4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                        (3,430,200)     (3,445,300)
                                                                  ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                    992,300         977,200
                                                                  ------------    ------------
                                                                  $  1,677,800    $  1,774,600
                                                                  ============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                          THREE MONTHS   THREE MONTHS
                                                              ENDED         ENDED
                                                            MARCH 31,      MARCH 31,
                                                              2001           2000
                                                          ------------   ------------
RESTAURANT REVENUES                                       $  1,769,300   $  1,747,300
COSTS AND EXPENSES:
   COST OF SALES                                               507,300        513,000
   RESTAURANT EXPENSES                                         975,200        944,500
   DEPRECIATION AND AMORTIZATION                                73,400         68,800
   GENERAL AND ADMINISTRATIVE EXPENSES                         200,500        248,200
                                                          ------------   ------------
         TOTAL COSTS AND EXPENSES                            1,756,400      1,774,500

                  INCOME (LOSS)  FROM OPERATIONS                12,900        (27,200)


NONOPERATING INCOME (EXPENSE):
   INTEREST EXPENSE - STOCKHOLDER                                  -0-            -0-
            OTHER INCOME (EXPENSE)                               2,300           (200)
                                                          ------------   ------------

                  NET INCOME (LOSS)                       $     15,200   $    (27,400)
                                                          ============   ============

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED        $       0.01   $      (0.02)
                                                          ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   1,359,274      1,359,274
                                                          ============   ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                            THREE MONTHS    THREE MONTHS
                                                                                ENDED          ENDED
                                                                              MARCH 31,       MARCH 31,
                                                                                2001            2000
                                                                            ------------    ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                        $     15,200    $    (27,400)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                                73,400          68,800
     CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                          6,000           4,700
      INVENTORIES                                                                  2,400           9,800
      PREPAID EXPENSES                                                             7,700         (17,400)
      ACCOUNTS PAYABLE                                                           (46,700)         18,900
      ACCRUED LIABILITIES                                                         73,600          53,500
      PAYABLE TO AFFILIATES                                                     (135,800)         36,800
      DEFERRED RENT LIABILITIES                                                   (3,000)           (600)
                                                                            ------------    ------------

                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (7,200)        147,100
                                                                            ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  ADDITIONS TO PROPERTY AND EQUIPMENT                                            (14,800)        (35,800)
                                                                            ------------    ------------


NET INCREASE (DECREASE) IN CASH                                                  (22,100)        111,300
CASH AT BEGINNING OF PERIOD                                                      154,900          63,300
                                                                            ------------    ------------
CASH AT END OF PERIOD                                                       $    132,800    $    174,600
                                                                            ============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


(1)      BASIS OF PRESENTATION

         In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual financial statements included on Form 10-KSB.

(2)      ACCOUNTING POLICIES

         During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2000 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

         Certain previously reported financial information has been reclassified to conform to the current presentation.

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expense by $59,400 for each of the three month periods ended March 31, 2001 and 2000. The Company subleases office space in the majority stockholder's office on a month-to-month basis. Under this arrangement, the Company paid $13,350 and $24,900 to the majority shareholder for the three months ended March 31, 2001 and 2000, respectively.

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

(5)      DERIVATIVE INSTRUMENTS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, the provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company is not a party to any derivative instruments and therefore, the adoption of this Statement did not have an impact on the Company's financial condition or reported results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

         As of March 31, 2001 and 2000 the Company's cash was approximately $132,800 and $174,600 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

         Revenues from restaurant operations for the three months ended March 31, 2001 were $1,769,300, representing a 1.3% increase over the same period in the prior year. This increase was primarily attributable to increased cover counts, primarily at Patrizio I. Patrizio I accounted for 60.4% and 58.7% of the total revenues for the three month periods ended March 31, 2001 and 2000, respectively.

         Cost of sales as a percent of restaurant revenues was 28.7% for the three months ended March 31, 2001 compared to 29.4% for the same period in 2000.

         Restaurant expenses for the three-month period ended March 31, 2001 increased $30,700, or 3.3%, over the same period in 2000 due to increased sales volume as well as higher rent and utilities expenses.

         Depreciation and amortization were $73,400 for the three months ended March 31, 2001 and $68,800 for the three months ended March 31, 2000.

         General and administrative expenses for the three months ended March 31, 2001 decreased $47,700, or 19.2%, over the same period in 2000. This was primarily due to decreases in office lease expense, personnel recruiting expense, and office expense.

         Income from operations for the three months ended March 31, 2000 was $12,900 compared to a loss from operations of $27,200 for the same period in the prior year. Net income was $15,200 in 2001 compared to a net loss of $27,400 in 2000 due to combination of increased revenues and lower operating costs.

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

         None.

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


SIGNATURE                           TITLE                      DATE
/s/ Jack D. Knox                    Chairman of the Board,     May 15, 2001
----------------------------        President and Director
Jack D. Knox                         (Principal Executive
                                           Officer)

/s/ Carolyn S. Holden               Chief Financial Officer    May 15, 2001
----------------------------       (Principal Financial and
Carolyn S. Holden                     Accounting Officer)