Form 10QSB
period 2001-06-30
SIXX HOLDINGS INC
filed 2001-08-14
CIK 832407

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

As of July 31, 2001, 1,359,274 common shares of the registrant were issued and outstanding.


================================================================================

PART I. FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 2001 and the results of operations for the interim three-month and six-month periods ending June 30, 2001 and 2000. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2001              2000
                                                                       (UNAUDITED)
                                                                       ------------      ------------

                                            ASSETS
CURRENT ASSETS:
  CASH                                                                 $     62,800      $    154,900
  ACCOUNTS RECEIVABLE                                                       101,200           102,100
  RECEIVABLE FROM AFFILIATE                                                  73,600            75,000
  INVENTORIES                                                                87,100            82,700
  PREPAID EXPENSES                                                           30,900            44,500
                                                                       ------------      ------------
          TOTAL CURRENT ASSETS                                              355,600           459,200
                                                                       ------------      ------------

PROPERTY AND EQUIPMENT (NET)                                              1,210,100         1,303,600
OTHER ASSETS                                                                 11,800            11,800
                                                                       ------------      ------------
                                                                       $  1,577,500      $  1,774,600
                                                                       ============      ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                     $     92,000      $    116,000
  ACCRUED LIABILITIES                                                       264,400           236,500
  PAYABLE TO AFFILIATES                                                      78,400           416,300
                                                                       ------------      ------------
         TOTAL CURRENT LIABILITIES                                          434,800           768,800
                                                                       ------------      ------------

DEFERRED RENT LIABILITIES                                                    24,800            28,600
                                                                       ------------      ------------
         TOTAL LIABILITIES                                                  459,600           797,400
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND OUTSTANDING                                            13,600            13,600
  ADDITIONAL PAID-IN CAPITAL                                              4,408,900         4,408,900
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                             (3,304,600)       (3,445,300)
                                                                       ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                       1,117,900           977,200
                                                                       ------------      ------------
                                                                       $  1,577,500      $  1,774,600
                                                                       ============      ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                             THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                ENDED            ENDED            ENDED            ENDED
                                               JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                 2001             2000             2001             2000
                                             ------------     ------------     ------------     ------------

RESTAURANT REVENUES                          $  2,142,800     $  1,979,400     $  3,912,100     $  3,726,700

COSTS AND EXPENSES:
  COST OF SALES                                   624,000          569,800        1,131,300        1,082,800
  RESTAURANT EXPENSES                           1,129,600        1,021,700        2,104,800        1,999,300
  DEPRECIATION AND AMORTIZATION                    73,700           67,100          147,100          135,900
  GENERAL AND ADMIN. EXPENSES                     192,000          199,200          392,500          414,300
                                             ------------     ------------     ------------     ------------

     TOTAL COSTS AND EXPENSES                   2,019,300        1,857,800        3,775,700        3,632,300
                                             ------------     ------------     ------------     ------------

     INCOME FROM OPERATIONS                       123,500          121,600          136,400           94,400

OTHER INCOME, NET                                   1,900            1,500            4,200            1,300
                                             ------------     ------------     ------------     ------------

     NET INCOME                              $    125,400     $    123,100     $    140,600     $     95,700
                                             ============     ============     ============     ============

INCOME PER COMMON SHARE -
     BASIC AND DILUTED                       $       0.09     $       0.09     $       0.10     $       0.07
                                             ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                            1,359,274        1,359,274        1,359,274        1,359,274


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                        SIX MONTHS       SIX MONTHS
                                                                          ENDED             ENDED
                                                                         JUNE 30,          JUNE 30,
                                                                           2001              2000
                                                                       ------------      ------------

CASH FLOWS FROM  OPERATING ACTIVITIES:
   NET INCOME                                                          $    140,600      $     95,700
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                          147,100           135,900
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                                      900             4,100
       RECEIVABLE FROM AFFILIATE                                              1,400            (9,300)
       INVENTORIES                                                           (4,400)             (100)
       PREPAID EXPENSES                                                      13,600           (10,200)
       ACCOUNTS PAYABLE                                                     (24,000)           11,500
       ACCRUED LIABILITIES                                                   27,900              (400)
       PAYABLE TO AFFILIATES                                               (337,900)         (140,400)
       DEFERRED RENT LIABILITIES                                             (3,800)           (1,100)
                                                                       ------------      ------------
                 NET CASH PROVIDED BY  OPERATING ACTIVITIES                 (38,600)           85,700
                                                                       ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES-
   ADDITIONS TO PROPERTY AND EQUIPMENT                                      (53,500)          (55,300)
                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH                                             (92,100)           30,400
CASH AT BEGINNING OF PERIOD                                                 154,900            63,300
                                                                       ------------      ------------
CASH AT END OF PERIOD                                                  $     62,800      $     93,700
                                                                       ============      ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $118,800 for each of the six month periods ended June 30, 2001 and 2000. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $26,700 and $38,250 to the majority shareholder for the six months ended June 30, 2001 and 2000, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2001 and 2000 the Company's cash was approximately $62,800 and $93,700, respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations increased from $3,726,700 to $3,912,100, or 5.0%, for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily attributable to increased cover counts at both restaurants. Patrizio I accounted for 61.0% and 58.2% of the total revenues for the six month periods ended June 30, 2001 and 2000, respectively.

         Cost of sales as a percent of restaurant revenues decreased from 29.1% in 2000 to 28.9% in 2001.

         Restaurant expenses for the six-month period ended June 30, 2001 increased $105,500, or 5.3%, over the same period in 2000 due to higher sales volume as well as increased wages and utilities.

         Depreciation and amortization were $147,100 for the six months ended June 30, 2001 and $135,900 for the six months ended June 30, 2000.

         General and administrative expenses for the six month period ended June 30, 2001 decreased $21,800, or 5.3%, over the same period in 2000. This was due primarily to decreases in office lease expense and personnel recruiting costs.

         Income from operations for the six months ended June 30, 2001 was $136,400 compared to income of $94,400 for the same period in the prior year. Net income increased from $95,700 in 2000 to $140,600 in 2001 due to increased revenues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001 there is no impact to the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

         Also, the FASB has voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.





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



SIGNATURE                          TITLE                         DATE


/s/ Jack D. Knox                    Chairman of the Board,       August 13, 2001
------------------------------      President and Director
Jack D. Knox                         (Principal Executive
                                           Officer)

/s/ Carolyn S. Holden               Chief Financial Officer      August 13, 2001
------------------------------     (Principal Financial and
Carolyn S. Holden                     Accounting Officer)