Form 10QSB
period 2001-09-30
SIXX HOLDINGS INC
filed 2001-11-13
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ----   ----

As of October 31, 2001, 1,359,274 common shares of the registrant were issued. 1,350,874 common shares were outstanding.

================================================================================

PART I. FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 2001 and the results of operations for the interim three-month and nine-month periods ending September 30, 2001 and 2000. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           SEPTEMBER 30,
                                                               2001           DECEMBER 31,
                                                            (UNAUDITED)          2000
                                                          --------------    --------------
                                     ASSETS
CURRENT ASSETS:
  CASH                                                    $      124,500    $      154,900
  ACCOUNTS RECEIVABLE                                            132,800           102,100
  RECEIVABLE FROM AFFILIATE                                       73,500            75,000
  INVENTORIES                                                     71,700            82,700
  PREPAID EXPENSES                                                27,400            44,500
                                                          --------------    --------------
          TOTAL CURRENT ASSETS                                   429,900           459,200
                                                          --------------    --------------
PROPERTY AND EQUIPMENT (NET)                                   1,162,000         1,303,600
OTHER ASSETS                                                      11,800            11,800
                                                          --------------    --------------
                                                          $    1,603,700    $    1,774,600
                                                          ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                        $       68,400    $      116,000
  ACCRUED LIABILITIES                                            264,900           236,500
  PAYABLE TO AFFILIATES                                          102,800           416,300
                                                          --------------    --------------
          TOTAL CURRENT LIABILITIES                              436,100           768,800
                                                          --------------    --------------

DEFERRED RENT LIABILITIES                                         20,700            28,600
                                                          --------------    --------------
         TOTAL LIABILITIES                                       456,800           797,400
                                                          --------------    --------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND 1,350,874 OUTSTANDING                       13,600            13,600
  ADDITIONAL PAID-IN CAPITAL                                   4,408,900         4,408,900
  TREASURY STOCK, 8,400 SHARES AT COST                           (15,900)
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                  (3,259,700)       (3,445,300)
                                                          --------------    --------------
         TOTAL STOCKHOLDERS' EQUITY                            1,146,900           977,200
                                                          --------------    --------------
                                                          $    1,603,700    $    1,774,600
                                                          ==============    ==============



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 THREE MONTHS       THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                    ENDED              ENDED             ENDED             ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                      2001              2000              2001              2000
                                                ---------------   ---------------   ---------------   ---------------
RESTAURANT REVENUES                             $     1,905,600   $     1,995,100   $     5,817,700   $     5,721,800


COSTS AND EXPENSES:
  COST OF SALES                                         560,900           589,200         1,692,200         1,672,000
  RESTAURANT EXPENSES                                 1,004,900         1,072,300         3,109,700         3,071,600
  DEPRECIATION AND AMORTIZATION                          72,900            64,400           220,000           200,300
  GENERAL AND ADMIN. EXPENSES                           223,400           179,300           615,900           593,600
                                                ---------------   ---------------   ---------------   ---------------

         TOTAL COSTS AND EXPENSES                     1,862,100         1,905,200         5,637,800         5,537,500
                                                ---------------   ---------------   ---------------   ---------------

         INCOME
           FROM OPERATIONS                               43,500            89,900           179,900           184,300
NONOPERATING INCOME (EXPENSE):
   OTHER INCOME, NET                                      1,500             6,500             5,700             7,800

                                                ---------------   ---------------   ---------------   ---------------
         NET INCOME                             $        45,000   $        96,400   $       185,600   $       192,100
                                                ===============   ===============   ===============   ===============
INCOME  PER COMMON SHARE -
        BASIC AND DILUTED                       $          0.03   $          0.07   $          0.14   $          0.14
                                                ===============   ===============   ===============   ===============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                1,352,426         1,359,274         1,356,966         1,359,274



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)

                                                                      NINE MONTHS        NINE MONTHS
                                                                         ENDED              ENDED
                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2001                2000
                                                                    ---------------    ---------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                $       185,600    $       192,100
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING
   ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                          220,000            200,300
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                                  (30,700)           (38,400)
       RECEIVABLE FROM AFFILIATE                                              1,500            (26,600)
       INVENTORIES                                                           11,000              8,300
       PREPAID EXPENSES                                                      17,100             (4,800)
       ACCOUNTS PAYABLE                                                     (47,600)            32,800
       ACCRUED LIABILITIES                                                   28,400            (29,700)
       PAYABLE TO AFFILIATES                                               (313,500)          (176,100)
       DEFERRED RENT LIABILITIES                                             (7,900)            (1,400)
                                                                    ---------------    ---------------
                 NET CASH PROVIDED BY  OPERATING ACTIVITIES                  63,900            156,500
                                                                    ---------------    ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    ADDITIONS TO PROPERTY AND EQUIPMENT                                     (78,400)          (201,400)

CASH FLOWS USED IN PURCHASE OF TREASURY STOCK:                              (15,900)               -0-
                                                                    ---------------    ---------------
NET DECREASE IN CASH                                                        (30,400)           (44,900)
CASH AT BEGINNING OF PERIOD                                                 154,900             63,300
                                                                    ---------------    ---------------
CASH AT END OF PERIOD                                               $       124,500    $        18,400
                                                                    ===============    ===============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $178,200 for each of the nine month periods ended September 30, 2001 and 2000. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $40,050 and $51,000 to the majority shareholder for the nine months ended September 30, 2001 and 2000, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 2001 and 2000 the Company's cash was approximately $124,500 and $18,400, respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations for the nine months ended September 30, 2001 were $5,817,700, representing a 1.7% increase over the same period in the prior year. This increase was primarily attributable to increased cover counts, primarily at Patrizio I. Patrizio I accounted for 61% and 58.6% of the total revenues for the nine month periods ended September 30, 2001 and 2000, respectively.

         Cost of sales as a percent of restaurant revenues remained relatively flat at 29.1% and 29.2% for the nine month periods ending September 30, 2001 and 2000, respectively.

         Restaurant expenses for the nine-month period ended September 30, 2001 increased $38,100, or 1.2%, over the same period in 2000 due to increased labor costs.

         Depreciation and amortization were $220,000 for the nine months ended September 30, 2001 and $200,300 for the nine months ended September 30, 2000.

         General and administrative expenses for the nine months ended September 30, 2001 increased $22,300, or 3.8%, over the same period in 2000. This was due primarily to increases in personnel costs, including employee recruiting, and benefits.

         Income from operations for the nine months ended September 30, 2001 was $179,900 compared to $184,300 for the same period in the prior year. Net income decreased from $192,100 in 2000 to $185,600 in 2001 primarily due to higher depreciation and general and administrative costs.

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

         On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.


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


SIGNATURE                         TITLE                             DATE

/s/ Jack D. Knox          Chairman of the Board,              November 12, 2001
----------------------     President and Director
Jack D. Knox                (Principal Executive Officer)

/s/ Carolyn Holden
----------------------    Chief Financial Officer             November 12, 2001
Carolyn Holden            (Principal Financial and
                            Accounting Officer)