Form 10KSB40
period 2001-12-31
SIXX HOLDINGS INC
filed 2002-04-01
CIK 832407

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                         Commission file number: 0-16808

                           SIXX HOLDINGS, INCORPORATED
                 (Name of small business issuer in its charter)

              DELAWARE                                         75-2222883
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

     300 CRESCENT COURT, SUITE 1630
             DALLAS, TEXAS                                        75201
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

                 Yes     X                           No
                      --------                           -------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Revenues for the year ended December 31, 2001 were $7,635,100.

      As of February 28, 2002, the registrant had issued 1,359,274 shares of the Company's common stock, $.01 par value issued. 1,350,874 common shares were outstanding.

       The aggregate market value of the approximately 13% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 28, 2002, was approximately $530,793. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

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

PATRIZIO RESTAURANT, INC.

      The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.37 to $9.98. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 28% in 2001 and 27% in 2000 of all restaurant revenues. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, an antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

SERVICE MARKS

      The Company has obtained federal registration of the service marks "Patrizio" and the Patrizio design. These service marks are of material importance to the operation of the Company's business.

EMPLOYEES

      As of December 31, 2001, the Company employed five persons in its corporate headquarters and approximately 185 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

      As of December 31, 2001, the Company owned two restaurants, each located in a strip shopping center. The Patrizio I lease was renewed in February 1998 and the lease expires in February 2005. The Patrizio I lease has one five- year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expires in 2003 and has two five- year renewal options at the then prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court. Its lease expired in March 1998 and was not renewed. The Company now rents the same space on a month-to-month basis from its majority shareholder at one-half the price paid by the Company's majority shareholder.

ITEM 3.     LEGAL PROCEEDINGS

      The Company has been sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. are being sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. The Company intends to vigorously defend itself against these charges.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

      The Company's Common Stock began trading in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) through October 8, 1997. Effective October 9, 1997, the Company's shares of common stock, traded under the symbol "SIXX", continue to trade in the over- the-counter market. The following table sets forth the high and low closing bid prices for the Common Stock of the Company as reported in the consolidated transaction reporting system for the calendar periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001:                                                  High Bid       Low Bid
First Quarter                                           $2.55          $1.56
Second Quarter                                           2.50           1.82
Third Quarter                                            2.75           1.89
Fourth Quarter                                           2.50           1.50

2000:
First Quarter                                           $1.75           $.44
Second Quarter                                           1.50            .81
Third Quarter                                            1.88           1.50
Fourth Quarter                                           1.56           1.12

      As of February 28, 2002, there were approximately 1,892 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY

      As of December 31, 2001, the Company's had cash of $201,100 and cash flows from operating activities were $186,000 in 2001 and $313,600 in 2000. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.


RESULTS OF OPERATIONS

      The Company's restaurant revenues remained relatively flat at $7,649,100 in 2000 compared to $7,635,100 in 2001. Income from operations increased 25.5% from $145,600 in 2000 to $182,700 in 2001.

      Restaurant revenues remained relatively flat due to local economic conditions. Patrizio I accounted for 61.6% and 58.7% of total revenues in 2001 and 2000, respectively.

      Cost of sales as a percent of restaurant revenues increased to 29.3% for the year ended December 31, 2001 from 28.8% for the same period in 2000. Restaurant expenses totaled $4,129,400 for the year ended December 31, 2001, a 2.8% decrease from 2000. Restaurant expenses were 51.1% of revenue in 2001 at Patrizio I compared to 53.0% in the prior year and Patrizio II's restaurant expenses were 59.2% of revenue in 2001 and 2000.

      Depreciation and amortization was $295,600 for the year ended December 31, 2001 and $279,300 for the year ended December 31, 2000. General and administrative expenses were $790,500 for the year ended December 31, 2001, compared to $761,000 in 2000. Contributing factors to the increase in general and administrative expenses were higher group insurance costs and increased administrative labor costs.

      Other income (expense) was $4,700 for the year ended December 31, 2001 and other income (expense) was $6,300 for the year ended December 31, 2000.

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


ACCOUNTING MATTERS

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with he provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, will not have a material impact on the Company's financial condition or reported results of operations.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement or tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not believe that adoption will have a material impact on the Company's financial condition or reported results of operations.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements are set forth herein commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Set forth below is certain information concerning the directors and executive officers of the Company:

      Name                    Age               Position with the Company
      ----                    ---               -------------------------
Jack D. Knox                  64                Chairman of the Board,
                                                President and Director

Dorothy L. Douglas            57                Secretary and Treasurer

G. Michael Boswell            61                Director

Richard Mullen                62                Director

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

Currently, the Board of Directors of the Company is composed of three directors.
R. Ted Enloe resigned as a Director effective July 26, 2000 but is still serving as an Advisory Director. Because the company has not elected directors during the past four years, all directors' terms expire in May 2002 or until their successor shall have been duly elected and qualified.

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



ITEM 10.    EXECUTIVE COMPENSATION

      The total compensation paid during 2001, 2000, and 1999 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                      Annual Compensation                  Compensation Awards
                         ----------------------------------------------    -------------------
                                                                               Securities
                                                               Other           Underlying
                                                               Annual           Options/            All Other
   Name                  Year       Salary         Bonus        Comp.            SARs(#)          Compensation
------------             ----     ----------       -----      ---------        -----------        ------------
Jack D. Knox             2001     $  --    (1)      $--       $1,035(2)             --              $6,403(3)
Chairman of the Board    2000     $  --    (1)      $--       $1,935(2)             --              $5,885(3)
and President            1999     $  --    (1)      $--       $1,044(2)             --              $5,689(3)
Executive Officer)


(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 2001, 2000 and 1999 is included in "Certain Relationships and Related Transactions."
(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $600, $1,500 and -0- for the years ended December 31, 2001, 2000 and 1999, respectively, in fees paid to Mr. Knox as a director of the Company.
(3) Reflects the Company-paid premium for a health insurance policy in 2001, 2000 and 1999 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate, in 2001, 2000 and 1999.


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

                                   Amount                Percent
Name & Address of               Beneficially               of
Beneficial Owner                  Owned (1)              Class
----------------                  ---------              -----
Jack D. Knox                     1,175,723                86.50%
300 Crescent Court, #1630
Dallas, Texas

G. Michael Boswell                   - 0 -                   --
Dallas, Texas

Richard T. Mullen                    6,375            less than 1.00%
Dallas, Texas

All Directors and
Officers as a Group
(4 persons)                      1,182,218                86.97%

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

      In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 2001, this fee has been 1/2 of 1%.

      Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $152,400 in 2001 and $153,100 in 2000, respectively. The fees are included in general and administrative expenses. As of December 31, 2001, fees of $58,900 have not been paid and, accordingly, they are included in payable to affiliate.

      The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 and $237,600 for the years ended December 31, 2001 and December 31, 2000, respectively.


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

Date: March 28, 2002

                              SIXX HOLDINGS, INCORPORATED


                              By:   /s/ Jack D. Knox
                                    --------------------------------------------
                                    Jack D. Knox, Chairman of the Board,
                                    President, and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

           Signatures                              Titles                         Date
           ----------                              ------                         ----
        /s/ Jack D. Knox             Chairman of the Board, President,       March 28, 2002
--------------------------------     and Director (Principal Executive
          Jack D. Knox                            Officer)


      /s/ Carolyn S. Holden          Chief Financial Officer (Principal      March 28, 2002
--------------------------------     Financial and Accounting Officer)
        Carolyn S. Holden


     /s/ G. Michael Boswell          Director                                March 28, 2002
--------------------------------
       G. Michael Boswell


      /s/ Richard T. Mullen          Director                                March 28, 2002
--------------------------------
        Richard T. Mullen

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000
                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Sixx Holdings, Incorporated:



We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2001 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Dallas, Texas
March 8, 2002

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

        (Rounded to nearest hundred, except share and per share amounts)

                                    ASSETS                          2001             2000
                                                                -----------       ----------
Current assets:
    Cash                                                        $   201,100          154,900
    Accounts receivable                                              84,300          102,100
    Receivable from affiliate (note 7)                               79,800           75,000
    Inventories                                                      74,800           82,700
    Prepaid expenses                                                 33,300           44,500
                                                                -----------       ----------

                Total current assets                                473,300          459,200

Net property and equipment (note 2)                               1,131,900        1,303,600
Other assets                                                         11,800           11,800
                                                                -----------       ----------

                                                                $ 1,617,000        1,774,600
                                                                ===========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $   126,300          116,000
    Accrued liabilities (note 3)                                    270,700          236,500
    Payable to affiliates (note 7)                                   56,400          416,300
                                                                -----------       ----------

                Total current liabilities                           453,400          768,800

Deferred rent liabilities (note 4)                                    8,600           28,600
                                                                -----------       ----------

                Total liabilities                                   462,000          797,400
                                                                -----------       ----------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized 12,000,000
       shares; 1,350,874 and 1,359,274 shares issued and
       outstanding, respectively                                     13,600           13,600
    Additional paid-in capital                                    4,408,900        4,408,900
    Treasury Stock, 8,400 shares at cost                            (15,900)
    Accumulated deficit (since August 1, 1989)                    3,251,600)      (3,445,300)
                                                                -----------       ----------

                Total stockholders' equity                        1,155,000          977,200

Commitments and contingencies (note 5)
                                                                -----------       ----------

                                                                $ 1,617,000        1,774,600
                                                                ===========       ==========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2001 and 2000

        (Rounded to nearest hundred, except share and per share amounts)

                                                         2001            2000
                                                      ----------      ----------
Restaurant revenues                                   $7,635,100       7,649,100
                                                      ----------      ----------

Costs and expenses:
    Cost of sales                                      2,236,900       2,213,700
    Restaurant expenses                                4,129,400       4,249,500
    Depreciation and amortization                        295,600         279,300
    General and administrative expenses (note 7)         790,500         761,000
                                                      ----------      ----------

                Total costs and expenses               7,452,400       7,503,500
                                                      ----------      ----------

                Income from operations                   182,700         145,600

Nonoperating income (expense):
    Interest expense - stockholder (note 7)                   --            (200)
    Other income (expense)                                 4,700           6,300
    Interest income                                        6,300           9,100
                                                      ----------      ----------

                Net income                            $  193,700         160,800
                                                      ==========      ==========

Income per common share - basic and diluted           $      .14             .12
                                                      ==========      ==========

Weighted average common shares outstanding             1,355,315       1,359,274
                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2001 and 2000

               (Rounded to nearest hundred, except share amounts)


                                         COMMON STOCK             ADDITIONAL                                         TOTAL
                                 ---------------------------       PAID-IN         TREASURY       ACCUMULATED     STOCKHOLDERS'
                                    SHARES          AMOUNT         CAPITAL          STOCK           DEFICIT          EQUITY
                                 -----------     -----------     -----------     -----------      -----------      -----------
Balance at December 31, 1999       1,359,274     $    13,600       4,408,900              --       (3,606,100)         816,400

Net income                                --              --              --              --          160,800          160,800
                                 -----------     -----------     -----------     -----------      -----------      -----------

Balance at December 31, 2000       1,359,274     $    13,600       4,408,900                       (3,445,300)         977,200

Purchase of treasury stock                --              --              --         (15,900)              --          (15,900)

Net income                                --              --              --              --          193,700          193,700
                                 -----------     -----------     -----------     -----------      -----------      -----------

Balance at December 31, 2000       1,359,274     $    13,600       4,408,900         (15,900)      (3,251,600)       1,155,000
                                 ===========     ===========     ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2001 and 2000

                          (Rounded to nearest hundred)

                                                                        2001           2000
                                                                     ---------       --------
Cash flows from operating activities:
    Net income                                                       $ 193,700         160,800
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                295,600         279,300
          Changes in assets and liabilities:
             Accounts receivable                                        17,800         (33,200)
             Receivable from affiliates                                 (4,800)        (28,900)
             Inventories                                                 7,900          10,400
             Prepaid expenses                                           11,200          18,700
             Accounts payable                                           10,300          53,100
             Accrued liabilities                                        34,200         (11,800)
             Payable to affiliates                                    (359,900)       (133,000)
             Deferred rent liabilities                                 (20,000)         (1,800)
                                                                     ---------       ---------

                   Net cash provided by operating activities           186,000         313,600
                                                                     ---------       ---------

Cash flows used in investing activities -
    additions to property and equipment                               (123,900)       (222,000)
                                                                     ---------       ---------

Cash flows from financing activities -
    purchase of treasury stock                                         (15,900)             --
                                                                     ---------       ---------

Net increase in cash                                                    46,200          91,600
Cash at beginning of year                                              154,900          63,300
                                                                     ---------       ---------

Cash at end of year                                                  $ 201,100         154,900
                                                                     =========       =========

See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

       (c)    CONSOLIDATED STATEMENTS OF CASH FLOWS

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2001 and 2000. The Company paid no income taxes during the years presented. Interest of $200 was paid during the year ended December 31, 2000.

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

       (f)    ADVERTISING COSTS

              Advertising costs are expensed as incurred. Advertising costs amounted to $32,900 and $62,700 in 2001 and 2000, respectively.


                                       6                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

               (Rounded to nearest hundred, except share amounts)



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

       (h)    INCOME PER COMMON SHARE

              Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 2001 and 2000.

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

                           December 31, 2001 and 2000

               (Rounded to nearest hundred, except share amounts)



(2)    PROPERTY AND EQUIPMENT
       A summary of property and equipment follows:

                                               DECEMBER 31,
                                       -----------------------------
                                           2001              2000
                                       -----------       -----------
Leasehold improvements                 $ 2,334,300         2,318,100
Furniture, fixtures and equipment        1,901,600         1,819,700
                                       -----------       -----------

                                         4,235,900         4,137,800
Less accumulated depreciation
    and amortization                    (3,104,000)       (2,834,300)
                                       -----------       -----------

                                       $ 1,131,900         1,303,600
                                       ===========       ===========

(3)    ACCRUED LIABILITIES
       Accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------
Current portion - deferred rent liabilities      $ 11,700         3,500
Labor and related costs                            95,700        79,500
Franchise, sales, liquor and property taxes        93,100        80,900
Gift certificate obligation                        70,200        71,000
Other                                                  --         1,600
                                                 --------      --------

                                                 $270,700       236,500
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


                                       8                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

               (Rounded to nearest hundred, except share amounts)



(5)    COMMITMENTS AND CONTINGENCIES

       The Company leases its restaurant facilities, corporate office and storage under operating leases. The restaurant facilities have lease terms expiring in September 2003 and February 2005 . These restaurant leases have two five-year and one five-year renewal clause exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office is leased on a month-to-month basis from the majority shareholder (see note
       7). A summary of rent expense follows:

                        YEARS ENDED DECEMBER 31,
                        ------------------------
                           2001           2000
                        ---------      ---------

Minimum rentals         $ 410,000        410,800
Contingent rentals         87,700         76,500
                        ---------      ---------

                        $ 487,700        487,300
                        =========      =========

       As of December 31, 2001, commitments for future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                OPERATING
                                                  LEASES
                                                ---------
2002                                            $ 355,600
2003                                              310,400
2004                                              171,200
2005                                               29,000
                                                ---------

            Total minimum lease payments        $ 866,200
                                                =========

       The Company has been sued in the district Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. are being sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. The Company intends to vigorously defend itself against these charges.


                                       9                             (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

       Actual income tax expense differs from the "expected" income tax expense (computed by applying the U.S. federal corporate tax rate of 34% to net income before income taxes) as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Computed "expected" tax expense                        $  65,900         54,700
Change in valuation allowance for deferred tax
    assets allocated to income tax expense               (25,900)       (14,900)
FICA tip tax credit                                      (41,100)       (40,000)
Disallowed expenses and other                              1,100            200
                                                       ---------      ---------

              Actual income tax expense (benefit)      $      --             --
                                                       =========      =========

       The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                      -----------------------------
                                                          2001              2000
                                                      -----------       -----------
Deferred tax assets:
    Deferred rent costs in excess of rent paid        $     6,900            10,900
    Net operating loss carryforwards                    1,239,300         1,234,300
    Alternative minimum tax credit carryforwards          716,000           716,000
    Consulting and developer's royalty fees and
       interest accrued for stockholder                    19,200           141,500
    FICA tip tax credit carryforwards                     235,000           193,900
    Basis in property and equipment                       221,000           178,500
    Other                                                  23,400            15,600
                                                      -----------       -----------

              Total gross deferred tax assets           2,464,800         2,490,700
        Less valuation allowance                       (2,464,800)       (2,490,700)
                                                      -----------       -----------

    Net deferred taxes                                $        --                --
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


                                       10                            (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

               (Rounded to nearest hundred, except share amounts)



       management is unable to conclude on a more likely than not basis that the net deferred assets will be realized.

       Net operating loss carryforwards of $3,644,700 for federal income tax purposes expire between 2004 and 2012. General business credits of $235,000 expire in years 2009 through 2012. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

(7)    RELATED PARTY TRANSACTIONS
       Effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox. Under a five-year Consulting Agreement, which was extended until April 25, 2004, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2% of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through December 31, 2001, this fee has been the minimum 1/2 of 1%.

       Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $152,400 and $153,100 in 2001 and 2000, respectively. These consulting and royalty fees are included in general and administrative expenses. Fees of $58,900 have not been paid as of December 31, 2001 and, accordingly, they are included in payable to affiliates.

       The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $124,800 and $237,600 for the years ended December 31, 2001 and 2000, respectively. Receivable from affiliate for shared general and administrative resources amounted to $79,800 and $75,000 at December 31, 2001 and 2000, respectively. Effective May 1, 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company leases this space on a month-to-month basis from the majority shareholder. The Company paid Mr. Knox $8,300 per month through March 2000 at which time the rent was reduced to $4,450 per month. For the years ended December 31, 2001 and 2000, the majority shareholder was paid $53,400 and $64,950, respectively, under this arrangement.


                                       11                            (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

               (Rounded to nearest hundred, except share amounts)



       The Company paid $20,400 and $24,600 in directors' fees to Board members in 2001 and 2000, respectively. The amounts are recorded in general and administrative expense.

(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amounts of cash, accounts receivable, payables and accrued liabilities approximate fair value due to the short maturity of those instruments.