Form 10QSB
period 2002-03-31
SIXX HOLDINGS INC
filed 2002-05-15
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

       Registrant's telephone number, including area code: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  XX    NO
                                       -------   -------

As of April 30, 2002, 1,359,274 common shares of the registrant were issued. 1,345,974 common shares were outstanding.



================================================================================

PART I. FINANCIAL INFORMATION


      The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 2002 and the results of operations for the interim three-month periods ending March 31, 2002 and 2001. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       MARCH 31,      DECEMBER 31,
                                                         2002            2001
                                                     (UNAUDITED)
                                                     ------------    ------------
                                   ASSETS
Current Assets:
  Cash                                               $    111,000    $    201,100
  Accounts receivable                                     127,500          84,300
  Receivable from affiliate                                79,800          79,800
  Inventories                                              70,800          74,800
  Prepaid expenses                                         45,400          33,300
                                                     ------------    ------------
          Total current assets                            434,500         473,300
                                                     ------------    ------------

Property and equipment (net)                            1,071,000       1,131,900
Other assets                                               11,800          11,800
                                                     ------------    ------------
                                                     $  1,517,300    $  1,617,000
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $     68,500    $    126,300
  Accrued liabilities                                     318,600         270,700
  Payable to affiliates                                    29,000          56,400
                                                     ------------    ------------
          Total current liabilities                       416,100         453,400
                                                     ------------    ------------

Deferred rent liabilities                                  11,900           8,600
                                                     ------------    ------------
         Total liabilities                                428,000         462,000
                                                     ------------    ------------

Stockholders' Equity:
  Common stock of $.01 par value:
    Authorized 12,000,000 shares; 1,359,274
    shares issued; 1,345,974 and 1,350,874 shares
    outstanding at March 31, 2002 and December 31,
    2001, respectively                                     13,600          13,600
  Additional paid-in capital                            4,408,900       4,408,900
  Treasury Stock, at cost                                 (26,500)        (15,900)
  Accumulated deficit (since August 1, 1989)           (3,306,700)     (3,251,600)
                                                     ------------    ------------
         Total stockholders' equity                     1,089,300       1,155,000
                                                     ------------    ------------
                                                     $  1,517,300    $  1,617,000
                                                     ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                      Three Months       Three Months
                                                         Ended              Ended
                                                        March 31,         March 31,
                                                          2002              2001
                                                     --------------    --------------
Restaurant revenues                                  $    1,677,100    $    1,769,300

Costs and expenses:
   Cost of sales                                            497,100           507,300
   Restaurant expenses                                      947,700           975,200
   Depreciation and amortization                             76,400            73,400
   General and administrative expenses                      211,400           200,500
                                                     --------------    --------------
         Total costs and expenses                         1,732,600         1,756,400

                  Income (loss) from operations             (55,500)           12,900


Nonoperating income (expense):
   Interest expense - stockholder                               -0-               -0-
   Other income (expense)                                       400             2,300
                                                     --------------    --------------

                  Net income (loss)                  $      (55,100)   $       15,200
                                                     ==============    ==============

Income (loss) per common share - basic and diluted   $        (0.04)   $         0.01
                                                     ==============    ==============

Weighted average common shares outstanding                1,346,682         1,359,274
                                                     ==============    ==============


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                                  Three Months    Three Months
                                                                                     Ended           Ended
                                                                                    March 31,      March 31,
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows provided by operating activities:
   Net income (loss)                                                              $    (55,100)   $     15,200
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                      76,400          73,400
    Changes in assets and liabilities:
      Accounts receivable                                                              (43,200)          6,000
      Inventories                                                                        4,000           2,400
      Prepaid expenses                                                                 (12,100)          7,700
      Accounts payable                                                                 (57,800)        (46,700)
      Accrued liabilities                                                               47,900          73,600
      Payable to affiliates                                                            (27,400)       (135,800)
      Deferred rent liabilities                                                          3,300          (3,000)
                                                                                  ------------    ------------
                 Net cash provided by (used in) operating activities                   (64,000)         (7,200)
                                                                                  ------------    ------------

Cash flows used in investing activities -
  Additions to property and equipment                                                  (15,500)        (14,800)
                                                                                  ------------    ------------
Cash flows from financing activities -
  Purchase of treasury stock                                                           (10,600)             --
                                                                                  ------------    ------------
Net increase (decrease) in cash                                                        (90,100)        (22,100)
Cash at beginning of period                                                            201,100         154,900
                                                                                  ------------    ------------
Cash at end of period                                                             $    111,000    $    132,800
                                                                                  ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


(1)   BASIS OF PRESENTATION

      In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual financial statements included on Form 10-KSB.

(2)   ACCOUNTING POLICIES

      During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2001 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

      Certain previously reported financial information has been reclassified to conform to the current presentation.

(3)   RELATED PARTY TRANSACTIONS

      The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expense by $59,400 for each of the three month periods ended March 31, 2002 and 2001. The Company subleases office space in the majority stockholder's office on a month-to-month basis. Under this arrangement, the Company paid $13,350 to the majority shareholder for each of the three month periods ended March 31, 2002 and 2001.

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

(5)   LEGAL PROCEEDINGS

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

(6)   NEW ACCOUNTING STANDARDS

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption did not have an impact on the Company's financial condition or reported results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CAPITAL RESOURCES AND LIQUIDITY:

      As of March 31, 2002 and 2001 the Company's cash was approximately $111,000 and $132,800 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

      Revenues from restaurant operations for the three months ended March 31, 2002 were $1,677,100, representing a 5.2% decrease over the same period in the prior year. This decrease was primarily attributable to decreased sales due to local economic conditions. Patrizio I accounted for 63.6% and 60.4% of the total revenues for the three month periods ended March 31, 2002 and 2001, respectively.

      Cost of sales as a percent of restaurant revenues was 29.6% for the three months ended March 31, 2002 compared to 28.7% for the same period in 2001. This increase of .9% reflected increases in food costs.

      Restaurant expenses for the three-month period ended March 31, 2002 decreased $27,500 or 2.8%, over the same period in 2001 due to decreased sales volume.

      Depreciation and amortization were $76,400 for the three months ended March 31, 2002 and $73,400 for the three months ended March 31, 2001.

      General and administrative expenses for the three months ended March 31, 2002 increased $10,900, or 5.4%, over the same period in 2001. This was primarily due to the cost of insurance and computer consulting services.

      Loss from operations for the three months ended March 31, 2002 was $55,500 compared to income from operations of $12,900 for the same period in the prior year. Net loss was $55,100 in 2002 compared to net income of $15,200 in 2001 due to decreased sales volume in the first quarter.

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

ACCOUNTING MATTERS

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement or tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and is currently assessing the impact of this standard on its consolidated financial statements.

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

SIGNATURE                      TITLE                        DATE

                               Chairman of the Board,       May 15, 2002
/s/ Jack D. Knox               President and Director
-----------------------         (Principal Executive
Jack D. Knox                           Officer)

/s/ Carolyn S. Holden          Chief Financial Officer      May 15, 2002
-----------------------        (Principal Financial and
Carolyn S. Holden                 Accounting Officer)