Form 10QSB
period 2002-06-30
SIXX HOLDINGS INC
filed 2002-08-13
CIK 832407

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

As of July 31, 2002, 1,359,274 common shares of the registrant were issued; 1,345,974 common shares were outstanding.

================================================================================

PART I.   FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 2002 and the results of operations for the interim three-month and six-month periods ending June 30, 2002 and 2001. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                        JUNE 30,
                                                                                         2002           DECEMBER 31,
                                                                                      (UNAUDITED)           2001
                                                                                     --------------    --------------
                                                        ASSETS

CURRENT ASSETS:
  CASH                                                                               $      272,100    $      201,100
  ACCOUNTS RECEIVABLE                                                                       111,000            84,300
  RECEIVABLE FROM AFFILIATE                                                                  82,100            79,800
  INVENTORIES                                                                                83,800            74,800
  PREPAID EXPENSES                                                                           49,500            33,300
                                                                                     --------------    --------------
          TOTAL CURRENT ASSETS                                                              598,500           473,300
                                                                                     --------------    --------------
PROPERTY AND EQUIPMENT (NET)                                                              1,002,000         1,131,900
OTHER ASSETS                                                                                 11,800            11,800
                                                                                     --------------    --------------
                                                                                     $    1,612,300    $    1,617,000
                                                                                     ==============    ==============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                                   $       76,400    $      126,300
  ACCRUED LIABILITIES                                                                       275,000           270,700
  PAYABLE TO AFFILIATES                                                                      27,700            56,400
                                                                                     --------------    --------------
          TOTAL CURRENT LIABILITIES                                                         379,100           453,400
                                                                                     --------------    --------------

DEFERRED RENT LIABILITIES                                                                     9,900             8,600
                                                                                     --------------    --------------
         TOTAL LIABILITIES                                                                  389,000           462,000
                                                                                     --------------    --------------
STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED AND 1,345,974 SHARES AND
    1,350,874 SHARES OUTSTANDING AT JUNE 30, 2002
    AND DECEMBER 31, 2001, RESPECTIVELY                                                      13,600            13,600
  ADDITIONAL PAID-IN CAPITAL                                                              4,408,900         4,408,900
  TREASURY STOCK                                                                            (26,500)          (15,900)
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)                                             (3,172,700)       (3,251,600)
                                                                                     --------------    --------------
         TOTAL STOCKHOLDERS' EQUITY                                                       1,223,300         1,155,000
                                                                                     --------------    --------------
                                                                                     $    1,612,300    $    1,617,000
                                                                                     ==============    ==============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                       ---------------------------   ---------------------------
                                           2002           2001           2002           2001
                                       ------------   ------------   ------------   ------------

RESTAURANT REVENUES                    $  2,048,700   $  2,142,800   $  3,725,800   $  3,912,100
COSTS AND EXPENSES:
  COST OF SALES                             584,800        624,000      1,081,900      1,131,300
  RESTAURANT EXPENSES                     1,074,400      1,129,600      2,022,100      2,104,800
  DEPRECIATION                               75,400         73,700        151,800        147,100
  GENERAL AND ADMIN. EXPENSES               180,700        192,000        392,100        392,500
                                       ------------   ------------   ------------   ------------
         TOTAL COSTS AND EXPENSES         1,915,300      2,019,300      3,647,900      3,775,700
                                       ------------   ------------   ------------   ------------
         INCOME FROM OPERATIONS             133,400        123,500         77,900        136,400

OTHER INCOME, NET                               600          1,900          1,000          4,200
                                       ------------   ------------   ------------   ------------
         NET INCOME                    $    134,000   $    125,400   $     78,900   $    140,600
                                       ============   ============   ============   ============

INCOME PER COMMON SHARE -
        BASIC AND DILUTED              $       0.10   $       0.09   $       0.06   $       0.10
                                       ============   ============   ============   ============
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                    1,345,974      1,359,274      1,346,326      1,359,274



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)



                                                                             SIX MONTHS      SIX MONTHS
                                                                                ENDED           ENDED
                                                                               JUNE 30,        JUNE 30,
                                                                                2002            2001
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                               $     78,900    $    140,600
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     DEPRECIATION                                                                151,800         147,100
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                                       (26,700)            900
       RECEIVABLE FROM AFFILIATE                                                  (2,300)          1,400
       INVENTORIES                                                                (9,000)         (4,400)
       PREPAID EXPENSES                                                          (16,200)         13,600
       ACCOUNTS PAYABLE                                                          (49,900)        (24,000)
       ACCRUED LIABILITIES                                                         4,300          27,900
       PAYABLE TO AFFILIATES                                                     (28,700)       (337,900)
       DEFERRED RENT LIABILITIES                                                   1,300          (3,800)
                                                                            ------------    ------------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             103,500         (38,600)
                                                                            ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES-
   ADDITIONS TO PROPERTY AND EQUIPMENT                                           (21,900)        (53,500)
                                                                            ------------    ------------
CASH FLOW USED IN FINANCING ACTIVITIES-
   PURCHASE OF TREASURY STOCK                                                    (10,600)             --
                                                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                   71,000         (92,100)
CASH AT BEGINNING OF PERIOD                                                      201,100         154,900
                                                                            ------------    ------------
CASH AT END OF PERIOD                                                       $    272,100    $     62,800
                                                                            ============    ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


(1)      BASIS OF PRESENTATION

         In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual consolidated financial statements included on Form 10-KSB.

(2)      ACCOUNTING POLICIES

         During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2001 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)      RELATED PARTY TRANSACTIONS

         The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $118,800 for each of the six month periods ended June 30, 2002 and 2001. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $26,700 to the majority shareholder for each of the six month periods ended June 30, 2002 and 2001.

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

(5)      LEGAL PROCEEDINGS

         The Company has been sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. are being sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. The Company intends to vigorously defend itself against these charges. The outcome of the proceedings is not determinable at this time.

(6)      NEW ACCOUNTING STANDARDS

         In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption did not have an impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CRITICAL ACCOUNTING POLICIES

         During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2001 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

         Certain of the policies require management to make significant and subjective estimates and assumptions which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicated that the carrying value of a long-lived asset may not be recoverable and estimates of future taxable income when evaluating whether deferred tax assets are more likely than not recoverable.

         Management has estimated future undiscounted net cash flows from the use of long-lived assets based on actual historical results and expectations about future economic circumstances including future business volume, operating costs and conditions of local markets. The estimate of future cash flows from the use and eventual disposition of the assets could change if actual business volume or operating costs differ due to industry conditions or other factors affecting our business environment, and if markets in which the assets are located experience declines.

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2002 and 2001 the Company's cash was $272,100 and $201,100, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations decreased from $3,912,100 to $3,725,800 , or 4.8%, for the six months ended June 30, 2002 and 2001, respectively. This decrease is primarily attributable to decreased cover counts at both restaurants. Patrizio I accounted for 63.5% and 61.0% of the total revenues for the six month periods ended June 30, 2002 and 2001, respectively.

         Cost of sales as a percent of restaurant revenues increased from 28.9% in 2001 to 29.0% in 2002.

         Restaurant expenses for the six-month period ended June 30, 2002 decreased $82,700, or 3.9%, over the same period in 2001 due to lower sales volume.

         Depreciation was $151,800 for the six months ended June 30, 2002 and $147,100 for the six months ended June 30, 2001.

         General and administrative expenses for the six month period ended June 30, 2002 decreased $400 over the same period in 2001.

         Income from operations for the six months ended June 30, 2002 was $77,900 compared to income of $136,400 for the same period in the prior year. Net income decreased from $140,600 in 2001 to $78,900 in 2002 due to decreased revenues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value with the recorded liability subsequently adjusted for changes in estimated cash flow. The Company is currently assessing the impact of SFAS No. 146 on its consolidated financial statements.

         In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption did not have an impact on the Company's consolidated financial statements.


                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, filed herewith.

                           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James H. Randolph, Jr., Acting Chief Financial Officer, filed herewith.

                  (b)      Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SIXX HOLDINGS, INCORPORATED


                                          By:  /s/ Jack D. Knox
                                              ---------------------------------
                                              Jack D. Knox, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.


       SIGNATURE                                TITLE                                DATE

                                        Chairman of the Board,
/s/ Jack D. Knox                        President and Director                  August 13, 2002
-------------------------                (Principal Executive
Jack D. Knox                                    Officer)


                                                Acting
/s/James H. Randolph, Jr.               Chief Financial Officer                 August 13, 2002
-------------------------              (Principal Financial and
James H. Randolph, Jr.                    Accounting Officer)

                                INDEX TO EXHIBITS



        EXHIBIT
        NUMBER          DESCRIPTION
        -------         -----------
          99.1          Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 of Jack D. Knox, Chief Executive Officer,
                        filed herewith.

          99.2          Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 of James H. Randolph, Jr., Acting Chief
                        Financial Officer, filed herewith.