Form 10QSB
period 2002-09-30
SIXX HOLDINGS INC
filed 2002-11-14
CIK 832407

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)

[XX] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                       OR

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

As of October 31, 2002, 1,359,274 common shares of the registrant were issued; 1,338,974 common shares were outstanding.



================================================================================

PART I.   FINANCIAL INFORMATION


         The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 2002 and the results of operations for the interim three-month and nine-month periods ending September 30, 2002 and 2001. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1.    FINANCIAL STATEMENTS

                  Sixx Holdings, Incorporated and Subsidiaries
                           Consolidated Balance Sheets
        (Rounded to nearest hundred, except share and per share amounts)


                                                               September 30,
                                                                    2002         December 31,
                                                                (Unaudited)         2001
                                                               -------------    -------------

                                        ASSETS

Current Assets:
  Cash                                                         $     405,200    $     201,100
  Accounts receivable                                                144,600           84,300
  Receivable from affiliate                                            2,000           79,800
  Inventories                                                         74,500           74,800
  Prepaid expenses                                                    77,000           33,300
                                                               -------------    -------------
          Total current assets                                       703,300          473,300
                                                               -------------    -------------
Property and equipment (net)                                         953,300        1,131,900
Other assets                                                          11,800           11,800
                                                               -------------    -------------
                                                               $   1,668,400    $   1,617,000
                                                               =============    =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $     116,000    $     126,300
  Accrued liabilities                                                300,600          270,700
  Payable to affiliates                                                    0           56,400
                                                               -------------    -------------
          Total current liabilities                                  416,600          453,400
                                                               -------------    -------------
Deferred rent liabilities                                              7,000            8,600
                                                               -------------    -------------
         Total liabilities                                           423,600          462,000
                                                               -------------    -------------
Stockholders' Equity:
  Common stock of $.01 par value:
    Authorized 12,000,000 shares; 1,359,274
    shares issued and 1,338,974 shares outstanding and
    1,359,274 issued and 1,350,874 shares outstanding
    at September 30, 2002 and December 31, 2001,
    respectively                                                      13,600           13,600
  Additional paid-in capital                                       4,408,900        4,408,900
  Treasury stock                                                     (55,000)         (15,900)
  Accumulated deficit (since August 1, 1989)                      (3,122,700)      (3,251,600)
                                                               -------------    -------------
         Total stockholders' equity                                1,244,800        1,155,000
                                                               -------------    -------------
                                                               $   1,668,400    $   1,617,000
                                                               =============    =============




     See accompanying notes to unaudited consolidated financial statements.

                  Sixx Holdings, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
        (Rounded to nearest hundred, except share and per share amounts)



                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                               2002           2001           2002           2001
                                           ------------   ------------   ------------   ------------

Restaurant revenues                        $  1,897,700   $  1,905,600   $  5,623,500   $  5,817,700


Costs and expenses:
  Cost of sales                                 542,900        560,900      1,624,800      1,692,200
  Restaurant expenses                         1,060,100      1,004,900      3,082,200      3,109,700
  Depreciation                                   63,600         72,900        215,400        220,000
  General and admin. expenses                   182,200        223,400        574,300        615,900
                                           ------------   ------------   ------------   ------------

         Total costs and expenses             1,848,800      1,862,100      5,496,700      5,637,800
                                           ------------   ------------   ------------   ------------
         Income from operations                  48,900         43,500        126,800        179,900
Other income, net                                 1,100          1,500          2,100          5,700
                                           ------------   ------------   ------------   ------------

         Net income                        $     50,000   $     45,000   $    128,900   $    185,600
                                           ============   ============   ============   ============
Income per common share -
        basic and diluted                  $       0.04   $       0.03   $       0.10   $       0.14
                                           ============   ============   ============   ============

Weighted average common
    shares outstanding                        1,345,670      1,352,426      1,345,925      1,356,966


     See accompanying notes to unaudited consolidated financial statements.

                  Sixx Holdings, Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                          (Rounded to nearest hundred)



                                                                   Nine Months       Nine Months
                                                                      Ended             Ended
                                                                   September 30,    September 30,
                                                                       2002             2001
                                                                   -------------    -------------

Cash flows from operating activities:
   Net income                                                       $    128,900    $    185,600
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                        215,400         220,000
     Changes in assets and liabilities:
       Accounts receivable                                               (60,300)        (30,700)
       Receivable from affiliate                                          77,800           1,500
       Inventories                                                           300          11,000
       Prepaid expenses                                                  (43,700)         17,100
       Accounts payable                                                  (10,300)        (47,600)
       Accrued liabilities                                                29,900          28,400
       Payable to affiliates                                             (56,400)       (313,500)
       Deferred rent liabilities                                          (1,600)         (7,900)
                                                                    ------------    ------------

                 Net cash provided by operating activities               280,000          63,900
                                                                    ------------    ------------
Cash flows used in investing activities-
   Additions to property and equipment                                   (36,800)        (78,400)
                                                                    ------------    ------------
Cash flow used in financing activities-
   Purchase of treasury stock                                            (39,100)        (15,900)
                                                                    ------------    ------------
Net increase (decrease) in cash                                          204,100         (30,400)
Cash at beginning of period                                              201,100         154,900
                                                                    ------------    ------------
Cash at end of period                                               $    405,200    $    124,500
                                                                    ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                  Sixx Holdings, Incorporated and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002



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

(3)      Related Party Transactions

         The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $118,800 for each of the nine month periods ended September 30, 2002 and 2001. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $26,700 to the majority shareholder for each of the nine month periods ended September 30, 2002 and 2001.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 2002 and 2001 the Company's cash was $405,200 and $124,500, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues from restaurant operations decreased from $5,817,700 to $5,623,500 , or 3.3%, for the nine months ended September 30, 2002 and 2001, respectively. This decrease is primarily attributable to decreased cover counts at both restaurants. Patrizio I accounted for 63.0% and 61.0% of the total revenues for the nine month periods ended September 30, 2002 and 2001, respectively.

         Cost of sales as a percent of restaurant revenues decreased from 29.1% in 2001 to 28.9% in 2002.

         Restaurant expenses for the nine-month period ended September 30, 2002 decreased $27,500, or .9%, over the same period in 2001 due to lower sales volume.

         Depreciation was $215,400 for the nine months ended September 30, 2002 and $220,000 for the nine months ended September 30, 2001.

         General and administrative expenses for the nine month period ended September 30, 2002 decreased $41,600 over the same period in 2001.

         Income from operations for the nine months ended September 30, 2002 was $126,800 compared to income of $179,900 for the same period in the prior year. Net income decreased from $185,600 in 2001 to $128,900 in 2002 due to decreased revenues.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.3 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, and Howard N. Gay, Acting Chief Financial Officer, filed herewith.

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


SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ Jack D. Knox            Chairman of the Board,              November 13, 2002
--------------------        President and Director
Jack D. Knox                 (Principal Executive
                                  Officer)


                                    Acting
/s/ Howard N. Gay          Chief Financial Officer              November 13, 2002
--------------------      (Principal Financial and
Howard N. Gay               Accounting Officer)

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Jack D. Knox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sixx Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13,  2002


/s/ Jack D. Knox
-------------------------------
Jack D. Knox
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Howard N. Gay, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sixx Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13,  2002


/s/ Howard N. Gay
------------------------------------
Howard N. Gay
Acting Chief Accounting Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

99.3 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief
         Executive Officer, and Howard N. Gay, Acting Chief Financial Officer, filed herewith.