Form 10KSB
period 2002-12-31
SIXX HOLDINGS INC
filed 2003-03-31
CIK 832407

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the year ended December 31, 2002 were $7,435,200.

         As of February 28, 2003, the registrant had issued 1,359,274 shares of the Company's common stock, $.01 par value issued. 1,332,974 common shares were outstanding.

         The aggregate market value of the approximately 13% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 28, 2003, was approximately $595,024. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

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

PATRIZIO RESTAURANT, INC.

         The Company's primary business is operating full service restaurants under the name "Patrizio" that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.37 to $9.98. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 28% in 2002 and 28% in 2001 of all restaurant revenues. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style "trattorias" featuring eighteenth century Italian paintings, an antique European bar and beautiful old world rugs with everything prepared with the freshest of ingredients.

SERVICE MARKS

         The Company has obtained federal registration of the service marks "Patrizio" and the Patrizio design. These service marks are of material importance to the operation of the Company's business.

EMPLOYEES

         As of December 31, 2002, the Company employed two persons in its corporate headquarters and approximately 185 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

GOVERNMENTAL REGULATION

         The Company is subject to various federal, state, and local laws affecting its business. Many stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors have increased, and can be expected to continue to increase, both the cost of and the time required for constructing new restaurants as well as the cost of operating Company restaurants. The Company's restaurants are subject to various health, sanitation, and safety standards and are also subject to state and local licensing and regulation with respect to the service of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. Liquor licenses must be renewed annually. Patrizio Plano Inc. received a Notice of Violation on June 12, 2002, from the Texas Alcoholic Beverage Commission regarding selling or delivering an alcoholic beverage to an intoxicated person on or about July 6, 2001. A lawsuit styled Biaggi vs. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. was filed in connection with the incident. The lawsuit is more fully described in Item 3., page 3, Legal Proceedings. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The Notice of Violation is still pending. The Company may be liable in certain events to "dram-shop" statutes, which may establish liability for improper alcoholic beverage service. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         As of December 31, 2002, the Company owned two restaurants, each located in a shopping center. The Patrizio I lease was renewed in February 1998 and the lease expires in February 2005. The Patrizio I lease has one five-year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expires in 2003 and has two five-year renewal options at the then prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company's corporate office is located at the Crescent Court. Its lease expired in March 1998 and was not renewed. The Company now rents the same space on a month-to-month basis from its majority shareholder at one-half the price paid by the Company's majority shareholder.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in July 2001 in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003.

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

2002:                                          High Bid             Low Bid
First Quarter                                   $4.70                $1.50
Second Quarter                                   4.70                 3.90
Third Quarter                                    4.00                 3.90
Fourth Quarter                                   4.15                 3.96

2001:
First Quarter                                   $2.55                $1.56
Second Quarter                                   2.50                 1.82
Third Quarter                                    2.75                 1.89
Fourth Quarter                                   2.50                 1.50

         As of February 28, 2003, there were approximately 1,299 holders of record of the Company's Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company's consolidated financial statements as of and for the year ended December 31, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

         Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated condensed financial statements.

Inventories

         Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

CAPITAL RESOURCES AND LIQUIDITY

         As of December 31, 2002, the Company's had cash of $432,400 and cash flows from operating activities were $336,800 in 2002 and $186,000 in 2001. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

         The Company's restaurant revenues remained relatively flat at $7,635,100 in 2001 compared to $7,435,200 in 2002. Income from operations decreased 29.1% from $182,700 in 2001 to $126,700 in 2002.

         Restaurant revenues of $7,435,200 remained relatively flat due to local economic conditions. Patrizio I accounted for 63.2% and 61.6% of total revenues in 2002 and 2001, respectively.

         Cost of goods sold as a percent of restaurant revenues decreased to 28.9% for the year ended December 31, 2002 from 29.3% for the same period in 2001. Total restaurant expenses were $4,056,100 for the year ended December 31, 2002, a 1.8% decrease from 2001. Restaurant expenses were 50.8% of revenue in 2002 at Patrizio I compared to 54.1% in the prior year and Patrizio II's restaurant expenses were 60.9% in 2002 and 59.2% in 2001.

         Depreciation and amortization was $277,200 for the year ended December 31, 2002 and $295,600 for the year ended December 31, 2001. General and administrative expenses were $822,200 for the year ended December 31, 2002, compared to $790,500 in 2001. Contributing factors to the increase in general and administrative expenses were higher group insurance costs and increased administrative labor costs.

         Other income (expense) was $1,900 for the year ended December 31, 2002 and other income (expense) was $4,700 for the year ended December 31, 2001.

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

ACCOUNTING MATTERS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No.
142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with he provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the Company's financial condition or reported results of operations.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement or tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and has not determined the impact, if any, adoption will have on the consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities to be recorded at fair values when a liability has been incurred. This standard applies to all activities occurring on or after January 1, 2003. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS 123. The Company does not believe this standard will have a material impact on the Company's financial statements because it has not issued any options.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor and requires a guarantor to recognize a liability for the fair value of a guarantee. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Company is currently evaluating the impact, if any, that FASB Interpretation Nos. 45 and 46 will have on the Company's earnings and financial position.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements are set forth herein commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below is certain information concerning the directors and executive officers of the Company:


                  Name                               Age                        Position with the Company
                  ----                               ---                        -------------------------
         Jack D. Knox                                65                         Chairman of the Board,
                                                                                President and Director

         Dorothy L. Douglas                          58                         Secretary and Treasurer

         G. Michael Boswell                          62                         Director

         Richard Mullen                              63                         Director


         The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of three directors. R. Ted Enloe resigned as a Director effective July 26, 2000 but is still serving as an Advisory Director. Because the company has not elected directors during the past four years, all directors' terms expire in May 2003 or until their successor shall have been duly elected and qualified.

         The following is a brief account of the business experience, during the past five years, of each director and executive officer of the Company. Each of the directors and the officers is a citizen of the United States.

         Jack D. Knox has been Chairman of the Board and President of the Company since January 1988. Mr. Knox served as President of Summit Energy, Inc., Dallas, Texas, an American Stock Exchange listed oil and gas company, from its inception in 1970 through April 1989, and as a director through January 1990. Mr. Knox served as a Director of Sunshine Mining Company (NYSE) from 1981 to 1985. He served as a Director of El Chico Restaurants, Inc. (NASDAQ) from 1990 to 1998. He is an attorney and previously served as a Director of Bryson Oil and Gas PLC (London) and as a Director of BancTEXAS Dallas, N. A. and BancTEXAS Group, Inc. (NYSE). He also served as Managing Director of Knox Land & Cattle Co., a ranching partnership, from 1960 through 1994.

         Dorothy L. Douglas was elected Treasurer of the Company in April 1988 and Secretary in May 1990. Ms. Douglas also served as Secretary of Summit Energy, Inc. from December 1987 until May 1990. Prior to joining Summit Energy, Inc. in February 1986 as Administrative Assistant to Jack D. Knox, Ms. Douglas was employed by May Petroleum Inc. from May 1965 until January 1986, serving as Administrative Vice President from 1975 until 1980 and as Secretary from 1974 until 1986.

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

SECTION 16 COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2002 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The total compensation paid during 2002, 2001, and 2000 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

                           SUMMARY COMPENSATION TABLE


                                                                         Long Term
                                   Annual Compensation               Compensation Awards
                           ----------------------------------------- -------------------
                                                                         Securities
                                                            Other        Underlying
                                                            Annual        Options/      All Other
   Name                    Year      Salary     Bonus        Comp.         SARs(#)     Compensation
   ----                    ----      ------     -----      ---------     -----------   ------------

Jack D. Knox               2002     $   --(1)   $ --       $2,100(2)            --      $11,060(3)
Chairman of the Board      2001     $   --(1)   $ --       $1,035(2)            --      $ 6,403(3)
and President              2000     $   --(1)   $ --       $1,935(2)            --      $ 5,885(3)
Executive Officer)


(1) Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 2002, 2001 and 2000 is included in "Certain Relationships and Related Transactions."

(2) Consists of payment by the Company with respect to Mr. Knox's percentage of personal use of a company car and $3,100, $600, and $1,500 for the years ended December 31, 2002, 2001 and 2000, respectively, in fees paid to Mr. Knox as a director of the Company.

(3) Reflects the Company-paid premium for a health insurance policy in 2002, 2001 and 2000 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox's estate, in 2002, 2001 and 2000.

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


                                          Amount           Percent
Name & Address of                       Beneficially          of
Beneficial Owner                         Owned(1)            Class
----------------                        ------------       ----------
Jack D. Knox                             1,177,723           88.35%
300 Crescent Court, #1630
Dallas, Texas

G. Michael Boswell                             -0-              --
Dallas, Texas

Richard T. Mullen                            6,375            less than 1.00%
Dallas, Texas

All Directors and
Officers as a Group
(4 persons)                              1,184,218           88.84%

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

         In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox ("Mr. Knox"). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 2002, this fee has been 1/2 of 1%.

         Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $149,400 in 2002 and $152,400 in 2001, respectively. The fees are included in general and administrative expenses in the consolidated financial statements. As of December 31, 2002, fees of $49,200 have not been paid and, accordingly, they are included in payable to affiliate.

         The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for each of the years ended December 31, 2002 and December 31, 2001, respectively.


ITEM 13. CONTROLS AND PROCEDURES

 (a)     Evaluation of disclosure controls and procedures

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on the evaluation, under the supervision and with the participation of the Company's management, the Company's chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in the Company's internal controls subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                           99.3 Certification of CEO and CAO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                    Section 906 of the Sarbanes-Oxley Ac of
                                    2002.

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

Date: March 28, 2003

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


        Signatures                                Titles                                 Date
        ----------                                ------                                ------


  /s/ Jack D. Knox                    Chairman of the Board, President,             March 28, 2003
----------------------------          and Director (Principal Executive
      Jack D. Knox                                Officer)



  /s/ Howard N. Gay                   Chief Financial Officer (Principal            March 28, 2003
----------------------------          Financial and Accounting Officer)
      Howard N. Gay


/s/ G. Michael Boswell                            Director                          March 28, 2003
----------------------------
    G. Michael Boswell


/s/ Richard T. Mullen                             Director                          March 28, 2003
----------------------------
    Richard T. Mullen

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Jack D. Knox, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sixx Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003


/s/ Jack D. Knox
-----------------------------
Jack D. Knox
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Howard N. Gay, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sixx Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003


/s/ Howard N. Gay
---------------------------------
Howard N. Gay
Acting Chief Accounting Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sixx Holdings, Incorporated:


We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                        KPMG LLP




Dallas, Texas
March 7, 2003

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001



                                    ASSETS                                   2002          2001
                                                                         -----------    -----------
Current assets:
     Cash                                                                $   432,400        201,100
     Accounts receivable                                                      95,500         84,300
     Receivable from affiliate (note 7)                                      106,000         79,800
     Inventories                                                              70,100         74,800
     Prepaid expenses                                                         28,400         33,300
                                                                         -----------    -----------
                 Total current assets                                        732,400        473,300
Net property and equipment (note 2)                                          896,400      1,131,900
Other assets                                                                  35,900         11,800
                                                                         -----------    -----------
                                                                         $ 1,664,700      1,617,000
                                                                         ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $   123,700        126,300
     Accrued liabilities (note 3)                                            264,000        270,700
     Payable to affiliates (note 7)                                           49,200         56,400
                                                                         -----------    -----------
                 Total current liabilities                                   436,900        453,400

Deferred rent liabilities (note 4)                                             7,100          8,600
                                                                         -----------    -----------
                 Total liabilities                                           444,000        462,000
                                                                         -----------    -----------
Stockholders' equity:
     Common stock of $.01 par value. Authorized 12,000,000
        shares; 1,359,274 shares issued; 1,332,974 and
        1,350,874 shares outstanding, respectively                            13,600         13,600
     Additional paid-in capital                                            4,408,900      4,408,900
     Treasury stock, 26,300 and 8,400, respectively, shares at cost          (79,700)       (15,900)
     Accumulated deficit (since August 1, 1989)                           (3,122,100)    (3,251,600)
                                                                         -----------    -----------
                 Total stockholders' equity                                1,220,700      1,155,000
Commitments and contingencies (note 5)
                                                                         -----------    -----------
                                                                         $ 1,664,700      1,617,000
                                                                         ===========    ===========


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2002 and 2001

        (Rounded to nearest hundred, except share and per share amounts)



                                                                         2002           2001
                                                                    ------------   ------------
Restaurant revenues                                                 $  7,435,200      7,635,100
                                                                    ------------   ------------
Costs and expenses:
     Cost of sales                                                     2,153,000      2,236,900
     Restaurant expenses                                               4,056,100      4,129,400
     Depreciation and amortization                                       277,200        295,600
     General and administrative expenses (note 7)                        822,200        790,500
                                                                    ------------   ------------
                 Total costs and expenses                              7,308,500      7,452,400
                                                                    ------------   ------------
                 Income from operations                                  126,700        182,700
Nonoperating income:
     Other income                                                          1,900          4,700
     Interest income                                                         900          6,300
                                                                    ------------   ------------
                 Net income                                         $    129,500        193,700
                                                                    ============   ============
Income per common share - basic and diluted                         $        .10            .14
                                                                    ============   ============
Weighted average common shares outstanding                             1,342,710      1,355,315
                                                                    ============   ============

See accompanying notes to consolidated financial statements

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2002 and 2001

               (Rounded to nearest hundred, except share amounts)


                                        COMMON STOCK             ADDITIONAL                                             TOTAL
                                 --------------------------       PAID-IN          TREASURY         ACCUMULATED      STOCKHOLDERS'
                                    SHARES        AMOUNT          CAPITAL           STOCK             DEFICIT           EQUITY
                                 -----------    -----------    --------------   --------------    --------------    --------------
Balance, December 31, 2000         1,359,274    $    13,600         4,408,900               --        (3,445,300)          977,200
Purchase of treasury stock                --             --                --          (15,900)               --           (15,900)
Net income                                --             --                --               --           193,700           193,700
                                 -----------    -----------    --------------   --------------    --------------    --------------
Balance, December 31, 2001         1,359,274         13,600         4,408,900          (15,900)       (3,251,600)        1,155,000
Purchase of treasury stock                                                             (63,800)                            (63,800)
Net income                                                                                               129,500           129,500
                                 -----------    -----------    --------------   --------------    --------------    --------------
Balance, December 31, 2002         1,359,274    $    13,600         4,408,900          (79,700)       (3,122,100)        1,220,700
                                 ===========    ===========    ==============   ==============    ==============    ==============


See accompanying notes to consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 2002 and 2001

                          (Rounded to nearest hundred)


                                                                          2002        2001
                                                                       ---------    ---------
Cash flows from operating activities:
    Net income                                                         $ 129,500      193,700
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                  277,200      295,600
          Changes in assets and liabilities:
             Accounts receivable                                         (11,200)      17,800
             Receivable from affiliates                                  (26,200)      (4,800)
             Inventories                                                   4,700        7,900
             Prepaid expenses                                              4,900       11,200
             Other assets                                                (24,100)          --
             Accounts payable                                             (2,600)      10,300
             Accrued liabilities                                          (6,700)      34,200
             Payable to affiliates                                        (7,200)    (359,900)
             Deferred rent liabilities                                    (1,500)     (20,000)
                                                                       ---------    ---------
                   Net cash provided by operating activities             336,800      186,000
                                                                       ---------    ---------
Cash flows from investing activities:
    Additions to property and equipment                                  (41,700)    (123,900)
                                                                       ---------    ---------
Cash flows from financing activities:
    Purchase of treasury stock                                           (63,800)     (15,900)
                                                                       ---------    ---------
Net increase in cash                                                     231,300       46,200
Cash, beginning of year                                                  201,100      154,900
                                                                       ---------    ---------
Cash, end of year                                                      $ 432,400      201,100
                                                                       =========    =========



See accompanying notes to consolidated financial statements

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

               (Rounded to nearest hundred, except share amounts)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              Sixx Holdings, Incorporated, a Delaware corporation (the Company), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (Caspen) in the Yates Field Unit. Certain assets and operations of Caspen, along with liabilities associated therewith and certain litigation, were transferred to the Company on March 3, 1988. As a result of the settlement of the Yates Field litigation, the assets of the Company consisted principally of cash and cash equivalents until April 25, 1994 when the Company merged (the Merger) with Patrizio Restaurant, Inc. and Patrizio North, Inc., both Texas corporations wholly owned by the Company's majority shareholder. The Company and its subsidiaries own and operate two full-service, Italian concept Patrizio restaurants located in the Dallas, Texas metropolitan area.

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements present the consolidated financial information of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    CONSOLIDATED STATEMENTS OF CASH FLOWS

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2002 and 2001. The Company paid no income taxes during the years presented. No interest was paid during the year ended December 31, 2002 and 2001.

       (d)    INVENTORIES

              Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

       (e)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from 2 to 10 years.

              Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the improvements of generally 10 to 15 years. Repairs and maintenance are charged to operations as incurred.

       (f)    ADVERTISING COSTS

              Advertising costs are expensed as incurred. Advertising costs amounted to $25,700 and $32,900 in 2002 and 2001, respectively.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

       (h)    INCOME PER COMMON SHARE

              Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 2002 and 2001.

       (i)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              In August 2001, the Financials Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption did not have an impact on the Company's consolidated financial statements.

              Prior to 2002, the Company applied the provisions of SFAS No. 121, Accounting for Impairment and Disposal of long-lived assets.

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



                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

               (Rounded to nearest hundred, except share amounts)


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

(2)    PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:



                                                               DECEMBER 31,
                                                     --------------------------------
                                                          2002             2001
                                                     --------------    --------------



Leasehold improvements                               $    2,344,800         2,334,300
Furniture, fixtures and equipment                         1,932,600         1,901,600
                                                     --------------    --------------
                                                          4,277,400         4,235,900
Less accumulated depreciation and amortization           (3,381,000)       (3,104,000)
                                                     --------------    --------------
                                                     $      896,400         1,131,900
                                                     ==============    ==============



(3)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:




                                                               DECEMBER 31,
                                                     --------------------------------
                                                          2002             2001
                                                     --------------    --------------


Current portion - deferred rent liabilities          $        7,000            11,700
Labor and related costs                                      97,800            95,700
Franchise, sales, liquor and property taxes                  88,600            93,100
Gift certificate obligation                                  70,600            70,200
                                                     --------------    --------------
                                                     $      264,000           270,700
                                                     ==============    ==============


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

                           December 31, 2002 and 2001

               (Rounded to nearest hundred, except share amounts)


(5)    COMMITMENTS AND CONTINGENCIES

       The Company leases its restaurant facilities, corporate office, and storage under operating leases. The restaurant facilities have lease terms expiring in September 2003 and February 2005. These restaurant leases have two five-year and one five-year renewal clauses exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office is leased on a month-to-month basis from the majority shareholder (see note
       7). A summary of rent expense follows:


                                 YEARS ENDED DECEMBER 31,
                                -------------------------
                                    2002         2001
                                 ----------   ----------
Minimum rentals                  $  410,000      410,000
Contingent rentals                   87,400       87,700
                                 ----------   ----------
                                 $  497,400      497,700
                                 ==========   ==========


       As of December 31, 2002, commitments for future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:


                                  OPERATING
                                   LEASES
                                 ----------

2003                             $  304,131
2004                                170,724
2005                                 28,454
                                 ----------
   Total minimum lease payments  $  503,309
                                 ==========


       The Company has been sued in the district court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. are being sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003.

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

                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

               (Rounded to nearest hundred, except share amounts)


       Actual income tax expense differs from the "expected" income tax expense (computed by applying the U.S. federal corporate tax rate of 34% to net income before income taxes) as follows:



                                                            2002           2001
                                                        -----------    -----------



Computed "expected" tax expense                         $    44,100         65,900
Change in valuation allowance for deferred tax assets
     allocated to income tax expense                         (8,700)       (25,900)
FICA tip tax credit                                         (42,000)       (41,100)
Disallowed expenses and other                                 6,600          1,100
                                                        -----------    -----------
                                                        $        --             --
                                                        ===========    ===========


       The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:


                                                              DECEMBER 31,
                                                        --------------------------
                                                           2002           2001
                                                        -----------    -----------

Deferred rent costs in excess of rent paid              $     3,600          6,900
Net operating loss carryforwards                          1,160,200      1,239,300
Alternative minimum tax credit carryforwards                716,000        716,000
Consulting and developer's royalty fees and interest
     accrued for stockholder                                     --         19,200
FICA tip tax credit carryforwards                           277,000        235,000
Basis in property and equipment                             269,400        221,000
Other                                                        25,900         23,400
                                                        -----------    -----------
                 Total gross deferred tax assets          2,452,100      2,460,800
Less valuation allowance                                 (2,452,100)    (2,460,800)
                                                        -----------    -----------
                 Net deferred taxes                     $        --             --
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

       Net operating loss carryforwards of $3,412,400 for federal income tax purposes expire between 2004 and 2012. General business credits of $277,000 expire in years 2009 through 2012. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

                                                                     (Continued)

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

               (Rounded to nearest hundred, except share amounts)


(7)    RELATED-PARTY TRANSACTIONS

       Effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox. Under a five-year consulting agreement, which was extended until April 25, 2004, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2% of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer's royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through December 31, 2002, this fee has been the minimum 1/2 of 1%.

       Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $149,400 and $152,400 in 2002 and 2001, respectively. These consulting and royalty fees are included in general and administrative expenses. Fees of $49,200 have not been paid as of December 31, 2002 and, accordingly, they are included in payable to affiliates.

       The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for the years ended December 31, 2002 and 2001, respectively. Receivable from affiliate includes amounts due for shared general and administrative resources of $106,000 and $79,800 at December 31, 2002 and 2001, respectively. Effective May 1, 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company leases this space on a month-to-month basis from the majority shareholder. The Company paid Mr. Knox $8,300 per month through March 2000 at which time the rent was reduced to $4,450 per month. For the years ended December 31, 2002 and 2001, the majority shareholder was paid $53,400, respectively, under this arrangement.

       The Company paid $17,400 and $20,400 in directors' fees to Board members in 2002 and 2001, respectively. The amounts are recorded in general and administrative expense.

(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash, accounts receivable, payables, and accrued liabilities approximate fair value due to the short maturity of those instruments.

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

  99.3 Certification of CEO and CAO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Ac of
                2002.