Form 10QSB
period 2003-03-31
SIXX HOLDINGS INC
filed 2003-05-15
CIK 832407

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO

As of April 30, 2003, 1,359,274 common shares of the registrant were issued. 1,330,174 common shares were outstanding.


================================================================================

PART I.   FINANCIAL INFORMATION


     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of March 31, 2003 and the results of operations for the interim three-month periods ending March 31, 2003 and 2002. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         MARCH 31,      DECEMBER 31,
                                                           2003            2002
                                                        (UNAUDITED)
                                                       ------------     -----------
                             ASSETS
CURRENT ASSETS:
  CASH ...........................................     $   401,900      $   432,400
  ACCOUNTS RECEIVABLE ............................          70,200           95,500
  RECEIVABLE FROM AFFILIATE ......................         146,200          106,000
  INVENTORIES ....................................          70,000           70,100
  PREPAID EXPENSES ...............................          55,100           28,400
                                                       -----------      -----------
          TOTAL CURRENT ASSETS ...................         743,400          732,400
                                                       -----------      -----------
PROPERTY AND EQUIPMENT (NET) .....................         847,700          896,400
OTHER ASSETS .....................................          32,800           35,900
                                                       -----------      -----------
                                                       $ 1,623,900      $ 1,664,700
                                                       ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE ...............................     $   122,300      $   123,700
  ACCRUED LIABILITIES ............................         303,000          264,000
  PAYABLE TO AFFILIATES ..........................          14,400           49,200
                                                       -----------      -----------
          TOTAL CURRENT LIABILITIES ..............         439,700          436,900
                                                       -----------      -----------
DEFERRED RENT LIABILITIES ........................            --              7,100
         TOTAL LIABILITIES .......................         439,700          444,000
                                                       -----------      -----------
STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED; 1,330,174 AND 1,332,974 SHARES
    OUTSTANDING AT MARCH 31, 2003 AND DECEMBER 31,
    2002, RESPECTIVELY ...........................          13,600           13,600
  ADDITIONAL PAID-IN CAPITAL .....................       4,408,900        4,408,900
  TREASURY STOCK, AT COST ........................         (91,200)         (79,700)
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989) .....      (3,147,100)      (3,122,100)
                                                       -----------      -----------
         TOTAL STOCKHOLDERS' EQUITY ..............       1,184,200        1,220,700
                                                       -----------      -----------
                                                       $ 1,623,900      $ 1,664,700
                                                       ===========      ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                               THREE MONTHS     THREE MONTHS
                                                   ENDED            ENDED
                                                 MARCH 31,         MARCH 31,
                                                  2003              2002
                                               ------------     -----------
RESTAURANT REVENUES ......................     $ 1,669,700      $ 1,677,100
COSTS AND EXPENSES:
   COST OF SALES .........................         469,900          497,100
   RESTAURANT EXPENSES ...................         964,000          947,700
   DEPRECIATION AND AMORTIZATION .........          58,700           76,400
   GENERAL AND ADMINISTRATIVE EXPENSES ...         202,700          211,400
                                               -----------      -----------
         TOTAL COSTS AND EXPENSES ........       1,695,300        1,732,600
                                               -----------      -----------

                  LOSS FROM OPERATIONS ...         (25,600)         (55,500)

     OTHER INCOME, NET ...................             600              400
                                               -----------      -----------

                  NET LOSS ...............     $   (25,000)     $   (55,100)
                                               ===========      ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED      ($     0.02)     ($     0.04)
                                               ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       1,332,290        1,346,682
                                               ===========      ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)



                                                          THREE MONTHS    THREE MONTHS
                                                             ENDED          ENDED
                                                            MARCH 31,      MARCH 31,
                                                              2003           2002
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS ..........................................     ($ 25,000)     ($ 55,100)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION ...................        58,700         76,400
    CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE ............................        25,300        (43,200)
      RECEIVABLE FROM AFFILIATE ......................       (40,200)          --
      INVENTORIES ....................................           100          4,000
      PREPAID EXPENSES ...............................       (26,700)       (12,100)
      OTHER ASSETS ...................................         3,100           --
      ACCOUNTS PAYABLE ...............................        (1,400)       (57,800)
      ACCRUED LIABILITIES ............................        39,000         47,900
      PAYABLE TO AFFILIATES ..........................       (34,800)       (27,400)
      DEFERRED RENT LIABILITIES ......................        (7,100)         3,300
                                                           ---------      ---------
                 NET CASH USED IN OPERATING ACTIVITIES        (9,000)       (64,000)
                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
  ADDITIONS TO PROPERTY AND EQUIPMENT ................       (10,000)       (15,500)
CASH FLOWS FROM FINANCING ACTIVITIES -
  PURCHASE OF TREASURY STOCK .........................       (11,500)       (10,600)
NET DECREASE IN CASH .................................       (30,500)       (90,100)
CASH AT BEGINNING OF PERIOD ..........................       432,400        201,100
                                                           ---------      ---------
CASH AT END OF PERIOD ................................     $ 401,900      $ 111,000
                                                           =========      =========






     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(1)  BASIS OF PRESENTATION

     In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual financial statements included on Form 10-KSB.

(2)  ACCOUNTING POLICIES

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2002 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)  RELATED PARTY TRANSACTIONS

     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expense by $59,400 for each of the three month periods ended March 31, 2003 and 2002. The Company subleases office space in the majority stockholder's office on a month-to-month basis. Under this arrangement, the Company paid $13,350 to the majority shareholder for each of the three month periods ended March 31, 2003 and 2002.

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

(6)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not recorded any impact charges under the Standard.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

CRITICAL ACCOUNTING POLICIES

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2002 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

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

CAPITAL RESOURCES AND LIQUIDITY:

     As of March 31, 2003 and 2002 the Company's cash was approximately $401,900 and $111,000 respectively. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS:

     Revenues from restaurant operations for the three months ended March 31, 2003 were $1,669,700, representing a .4% decrease over the same period in the prior year. This decrease was primarily attributable to decreased cover counts at both restaurants. Patrizio I accounted for 64.6% and 63.6% of the total revenues for the three month periods ended March 31, 2003 and 2002, respectively.

     Cost of sales as a percent of restaurant revenues was 28.1% for the three months ended March 31, 2003 compared to 29.6% for the same period in 2002. This decrease of 1.5% reflected decreases in food and wine costs.

     Restaurant expenses for the three-month period ended March 31, 2003 increased $16,300 or 1.7%, over the same period in 2002 due to increase in repairs and labor costs.

     Depreciation and amortization were $58,700 for the three months ended March 31, 2003 and $76,400 for the three months ended March 31, 2002.

     General and administrative expenses for the three months ended March 31, 2003 decreased $8,700, or 4.1%, over the same period in 2002.

     Loss from operations for the three months ended March 31, 2003 was $25,600 compared to a loss from operations of $55,500 for the same period in the prior year. Net loss was $25,000 in 2003 compared to net loss of $55,100 in 2002 due mainly to decreased cost of food and wine.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value with the recorded liability subsequently adjusted for changes in estimated cash flow. The Company has adopted this Standard and does not expect it to have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS 123. The Company has adopted this Standard and does not expect it to have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor and requires a guarantor to recognize a liability for the fair value of a guarantee. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Company has adopted these Interpretations and does not expect them to have a material impact on the Company's consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, and Howard N. Gay, Acting Chief Financial Officer, filed herewith.

          (b)  Reports on Form 8-K: None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SIXX HOLDINGS, INCORPORATED


                                 By: /s/ Jack D. Knox
                                     ----------------------------------------
                                     Jack D. Knox, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.




SIGNATURE                               TITLE                       DATE

/s/ Jack D. Knox                      Chairman of the Board,      May 15, 2003
----------------------------
Jack D. Knox                          President and Director
                                      (Principal Executive
                                        Officer)


/s/Howard N. Gay                      Chief Financial Officer     May 15, 2003
----------------------------
Howard N. Gay                         (Principal Financial and
                                      Accounting Officer)

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

Date:  May 15, 2003


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

Date:  May 15, 2003


/s/ Howard N. Gay
--------------------------------
Howard N. Gay
Acting Chief Accounting Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                               Index to Exhibits

Exhibit No.       Description
-----------       -----------
99.3              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D.
                  Knox, Chief Executive Officer, and Howard N. Gay, Acting Chief
                  Financial Officer, filed herewith.