Form 10QSB
period 2003-06-30
SIXX HOLDINGS INC
filed 2003-08-13
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

As of July 31, 2003, 1,359,274 common shares of the registrant were issued; 1,327,955 common shares were outstanding.

================================================================================

PART I. FINANCIAL INFORMATION


     The consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of June 30, 2003 and the results of operations for the interim three-month and six-month periods ending June 30, 2003 and 2002. Reference is made to Notes to Unaudited Consolidated Financial Statements found elsewhere in this document for additional information concerning the consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       JUNE 30,       DECEMBER 31,
                                                         2003             2002
                                                     ------------     ------------
                                                     (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash                                               $    546,200     $    432,400
  Accounts receivable                                      55,300           95,500
  Receivable from affiliate                                79,400          106,000
  Inventories                                              72,700           70,100
  Prepaid expenses                                         42,600           28,400
                                                     ------------     ------------
          Total current assets                            796,200          732,400
                                                     ------------     ------------

Property and equipment (net)                              807,900          896,400
Other assets                                               32,800           35,900
                                                     ------------     ------------
                                                     $  1,636,900     $  1,664,700
                                                     ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $     91,900     $    123,700
  Accrued liabilities                                     244,400          264,000
  Payable to affiliates                                        --           49,200
                                                     ------------     ------------
          Total current liabilities                       336,300          436,900
                                                     ------------     ------------

Deferred rent liabilities                                      --            7,100
                                                     ------------     ------------
           Total liabilities                              336,300          444,000
                                                     ------------     ------------

Stockholders' Equity:
  Common stock of $.01 par value:
    Authorized 12,000,000 shares; 1,359,274
    shares issued, 1,327,955 shares and 1,332,974
    shares outstanding at June 30, 2003 and
    December 31, 2002, respectively                        13,600           13,600
  Additional paid-in capital                            4,408,900        4,408,900
  Treasury stock                                         (100,400)         (79,700)
  Accumulated deficit (since August 1, 1989)           (3,021,500)      (3,122,100)
                                                     ------------     ------------
           Total stockholders' equity                   1,300,600        1,220,700
                                                     ------------     ------------
                                                     $  1,636,900     $  1,664,700
                                                     ============     ============



     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                       ------------------------    ------------------------
                                          2003          2002          2003          2002
                                       ----------    ----------    ----------    ----------
Restaurant revenues                    $2,058,800    $2,048,700    $3,728,500    $3,725,800


Costs and expenses:
  Cost of sales                           571,800       584,800     1,041,700     1,081,900
  Restaurant expenses                   1,096,500     1,074,400     2,060,500     2,022,100
  Depreciation                             54,700        75,400       113,400       151,800
  General and admin. expenses             213,300       180,700       416,000       392,100
                                       ----------    ----------    ----------    ----------

           Total costs and expenses     1,936,300     1,915,300     3,631,600     3,647,900
                                       ----------    ----------    ----------    ----------

           Income from operations         122,500       133,400        96,900        77,900

Other income, net                           3,100           600         3,700         1,000
                                       ----------    ----------    ----------    ----------
           Net income                  $  125,600    $  134,000    $  100,600    $   78,900
                                       ==========    ==========    ==========    ==========

Income per common share -
         basic and diluted             $     0.09    $     0.10    $     0.08    $     0.06
                                       ==========    ==========    ==========    ==========

Weighted average common
     shares outstanding                 1,328,809     1,345,974     1,330,540     1,346,326


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                              SIX MONTHS     SIX MONTHS
                                                                ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                                 2003           2002
                                                              ----------     ----------
Cash flows from  operating activities:
   Net income                                                 $  100,600     $   78,900
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                113,400        151,800
     Changes in assets and liabilities:
       Accounts receivable                                        40,200        (26,700)
       Receivable from affiliate                                  26,600         (2,300)
       Inventories                                                (2,600)        (9,000)
       Prepaid expenses                                          (14,200)       (16,200)
       Other assets                                                3,100             --
       Accounts payable                                          (31,800)       (49,900)
       Accrued liabilities                                       (19,600)         4,300
       Payable to affiliates                                     (49,200)       (28,700)
       Deferred rent liabilities                                  (7,100)         1,300
                                                              ----------     ----------
                 Net cash provided by operating activities       159,400        103,500
                                                              ----------     ----------

Cash flows used in investing activities-
   Additions to property and equipment                           (24,900)       (21,900)
                                                              ----------     ----------

Cash flow used in financing activities-
   Purchase of treasury stock                                    (20,700)       (10,600)
                                                              ----------     ----------
Net increase in cash                                             113,800         71,000
Cash at beginning of period                                      432,400        201,100
                                                              ----------     ----------
Cash at end of period                                         $  546,200     $  272,100
                                                              ==========     ==========


     See accompanying notes to unaudited consolidated financial statements.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

(3)  RELATED PARTY TRANSACTIONS

     The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $118,800 for each of the six month periods ended June 30, 2003 and 2002. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $26,700 to the majority shareholder for each of the six month periods ended June 30, 2003 and 2002.

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

(5)  LEGAL PROCEEDINGS

     The Company has been sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. are being sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The Notice of Violation is still pending. The Company may be liable in certain events to "dram-shop" statutes, which may establish liability for improper alcoholic beverage service. The Company has received a Notice of Administrative Hearing from the Texas Alcoholic Beverage Commission scheduled for September 12, 2003. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

(6)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company follows the provisons of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2003, the Company has not recorded any impact charges under the Standard.

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

CAPITAL RESOURCES AND LIQUIDITY

     As of June 30, 2003 and 2002 the Company's cash was $546,200 and $272,100, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

           Revenues from restaurant operations increased from $3,725,800 to $3,728,500, or 0.1%, for the six months ended June 30, 2003 and 2002, respectively. Patrizio I accounted for 64.9% and 63.5% of the total revenues for the six month periods ended June 30, 2003 and 2002, respectively.

     Cost of sales as a percent of restaurant revenues decreased from 29.0% in 2002 to 27.9% in 2003. This decrease of 1.1% is primarily due to decreased costs of wine and food.

     Restaurant expenses for the six-month period ended June 30, 2003 increased $38,400, or 1.9%, over the same period in 2002 primarily due to increased costs of complimentary meals and labor.

     Depreciation was $113,400 for the six months ended June 30, 2003 and $151,800 for the six months ended June 30, 2002.

     General and administrative expenses for the six month period ended June 30, 2003 increased $23,900 over the same period in 2002 primarily due to outsourcing of accounting functions.

     Income from operations for the six months ended June 30, 2003 was $96,900 compared to income of $77,900 for the same period in the prior year. Net income increased from $78,900 in 2002 to $100,600 in 2003 mainly due to reductions in expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company will adopt the provisions of this standard in the third quarter of 2003 and does not expect the adoption of this standard to have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 25, 2003. The Company will adopt the provisions of this standard in the third quarter of 2003 and does not expect the adoption of this standard to have an impact on the Company's consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, filed herewith.

          31.2 Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of Howard N. Gay, Acting Chief Accounting Officer, filed herewith.

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, and Howard N. Gay, Acting Chief Financial Officer, filed herewith.

     (b)  Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIXX HOLDINGS, INCORPORATED


                                        By: /s/ Jack D. Knox
                                            ----------------------------
                                            Jack D. Knox, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.


     SIGNATURE                     TITLE              DATE
/s/ Jack D. Knox           Chairman of the Board,     August 13, 2003
--------------------       President and Director
Jack D. Knox                (Principal Executive
                                  Officer)

/s/ Howard N. Gay         Chief Financial Officer     August 13, 2003
--------------------      (Principal Financial and
Howard N. Gay               Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.         Description
-----------         -----------
   31.1             Certification Pursuant to Section 302 of the Sarbanes Oxley
                    Act of 2002 of Jack D. Knox, Chief Executive Officer, filed herewith.

   31.2             Certification Pursuant to Section 302 of the Sarbanes Oxley
                    Act of 2002 of Howard N. Gay, Acting Chief Accounting
                    Officer, filed herewith.

   32               Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D.
                    Knox, Chief Executive Officer, and Howard N. Gay, Acting
                    Chief Accounting Officer, filed herewith.