Form 10QSB
period 2003-09-30
SIXX HOLDINGS INC
filed 2003-11-13
CIK 832407

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR

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

                            3878 Oak Lawn, Suite 500
                              Dallas, Texas 75219
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (214) 855-8800

                         300 Crescent Court, Suite 1630
                               Dallas, Texas 75201
                 (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES XX    NO


As of October 31, 2003, 1,359,274 common shares of the registrant were issued; 1,323,132 common shares were outstanding.

================================================================================

PART I. FINANCIAL INFORMATION

      The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the "Company") included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company's financial position as of September 30, 2003 and the results of operations for the interim three-month and nine-month periods ending September 30, 2003 and 2002. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.

      Management is responsible for the fairness and reliability of the condensed consolidated financial statements and other financial data included in this report. In the preparation of the condensed consolidated financial statements, it is necessary to make informed estimates and judgments based on currently available information of the effects of certain events and transactions.

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

ITEM 1. FINANCIAL STATEMENTS

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                     2003                2002
                                                  -------------      ------------
                                       ASSETS
CURRENT ASSETS:
  CASH                                             $  603,400         $  432,400
  ACCOUNTS RECEIVABLE                                  43,500             95,500
  RECEIVABLE FROM AFFILIATE                            81,200            106,000
  INVENTORIES                                          74,300             70,100
  PREPAID EXPENSES                                     54,900             28,400
                                                   ----------         ----------
          TOTAL CURRENT ASSETS                        857,300            732,400
                                                   ----------         ----------

PROPERTY AND EQUIPMENT (NET)                          755,400            896,400
OTHER ASSETS                                           11,800             35,900
                                                   ----------         ----------
                                                   $1,624,500         $1,664,700
                                                   ==========         ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                 $  122,000         $  123,700
  ACCRUED LIABILITIES                                 179,400            264,000
  PAYABLE TO AFFILIATES                                    --             49,200
                                                   ----------         ----------
          TOTAL CURRENT LIABILITIES                   301,400            436,900
                                                   ----------         ----------

DEFERRED RENT LIABILITIES                                  --              7,100
                                                   ----------         ----------
         TOTAL LIABILITIES                            301,400            444,000
                                                   ----------         ----------
STOCKHOLDERS' EQUITY:
  COMMON STOCK OF $.01 PAR VALUE:
    AUTHORIZED 12,000,000 SHARES; 1,359,274
    SHARES ISSUED, 1,327,931 SHARES AND 1,332,974
    SHARES OUTSTANDING AT SEPTEMBER 30, 2003
    AND DECEMBER 31, 2002,  RESPECTIVELY               13,600             13,600
  ADDITIONAL PAID-IN CAPITAL                        4,408,900          4,408,900
  TREASURY STOCK                                     (100,500)           (79,700)
  ACCUMULATED DEFICIT (SINCE AUGUST 1, 1989)       (2,998,900)        (3,122,100)
                                                   ----------         ----------
         TOTAL STOCKHOLDERS' EQUITY                 1,323,100          1,220,700
                                                   ----------         ----------
                                                   $1,624,500         $1,664,700
                                                   ==========         ==========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (ROUNDED TO NEAREST HUNDRED, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER  30,                      SEPTEMBER 30,
                                         ----------------------------        ----------------------------
                                            2003              2002              2003              2002
                                         ----------        ----------        ----------        ----------
RESTAURANT REVENUES                      $1,850,900        $1,897,700        $5,579,400        $5,623,500

COSTS AND EXPENSES:
  COST OF SALES                             532,200           542,900         1,573,900         1,624,800
  RESTAURANT EXPENSES                     1,034,300         1,060,100         3,094,800         3,082,200
  DEPRECIATION                               62,000            63,600           175,400           215,400
  GENERAL AND ADMIN. EXPENSES               200,300           182,200           616,300           574,300
                                         ----------        ----------        ----------        ----------

         TOTAL COSTS AND EXPENSES         1,828,800         1,848,800         5,460,400         5,496,700
                                         ----------        ----------        ----------        ----------

         INCOME FROM OPERATIONS              22,100            48,900           119,000           126,800

OTHER INCOME, NET                               500             1,100             4,200             2,100
                                         ----------        ----------        ----------        ----------
         NET INCOME                      $   22,600        $   50,000        $  123,200        $  128,900
                                         ==========        ==========        ==========        ==========

NET INCOME PER COMMON SHARE -
        BASIC AND DILUTED                $     0.02        $     0.04        $     0.09        $     0.10
                                         ==========        ==========        ==========        ==========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - BASIC
    AND DILUTED                           1,327,940         1,345,670         1,329,664         1,345,925


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (ROUNDED TO NEAREST HUNDRED)


                                                                  NINE MONTHS       NINE MONTHS
                                                                     ENDED            ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2003              2002
                                                                 -------------     -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   NET INCOME                                                      $ 123,200         $ 128,900
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                    175,400           215,400
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                            52,000           (60,300)
       RECEIVABLE FROM AFFILIATE                                      24,800            77,800
       INVENTORIES                                                    (4,200)              300
       PREPAID EXPENSES                                              (26,500)          (43,700)
       OTHER ASSETS                                                   24,100                --
       ACCOUNTS PAYABLE                                               (1,700)          (10,300)
       ACCRUED LIABILITIES                                           (84,600)           29,900
       PAYABLE TO AFFILIATES                                         (49,200)          (56,400)
       DEFERRED RENT LIABILITIES                                      (7,100)           (1,600)
                                                                   ---------         ---------
                 NET CASH PROVIDED BY  OPERATING ACTIVITIES          226,200           280,000
                                                                   ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES-
   ADDITIONS TO PROPERTY AND EQUIPMENT                               (34,400)          (36,800)
                                                                   ---------         ---------
CASH FLOW USED IN FINANCING ACTIVITIES-
   PURCHASE OF TREASURY STOCK                                        (20,800)          (39,100)
                                                                   ---------         ---------
NET INCREASE IN CASH                                                 171,000           204,100
CASH AT BEGINNING OF PERIOD                                          432,400           201,100
                                                                   ---------         ---------
CASH AT END OF PERIOD                                              $ 603,400         $ 405,200
                                                                   =========         =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

(1)   BASIS OF PRESENTATION

      In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying condensed consolidated financial statements. The Company's interim financial statements should be read in conjunction with its annual consolidated financial statements included on Form 10- KSB.

(2)   ACCOUNTING POLICIES

      During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2002 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)   RELATED PARTY TRANSACTIONS

      The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company's general and administrative expenses by $178,200 for each of the nine month periods ended September 30, 2003 and 2002. The Company subleases office space in the majority shareholder's office on a month-to-month basis. Under this arrangement, the Company paid $40,050 to the majority shareholder for each of the nine month periods ended September 30, 2003 and 2002.

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

(5)   LEGAL PROCEEDINGS

      The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff is currently appealing the trial court's ruling. The Company waived a hearing with the Texas Alcoholic Beverage Commission, without admitting said violation did occur, and accepted a penalty of $4,500, which was paid on September 18, 2003. The case has been dismissed, and there is no further action pending.

(6)   COMMITMENTS AND CONTINGENCIES

      The Company has agreed to the renewal of the lease that expired September 2003 at Patrizio Plano. Normal operations are continuing, and it is anticipated that the renewal terms will be comparable to the existing lease.

(7)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company follows the provisons of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2003, the Company has not recorded any impact charges under the Statement.

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

CAPITAL RESOURCES AND LIQUIDITY

      As of September 30, 2003 and 2002 the Company's cash was $603,400 and $405,200, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

RESULTS OF OPERATIONS

      Revenues from restaurant operations decreased from $5,623,500 to $5,579,400 , or 0.8%, for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to decreases in the average sale per cover at Patrizio II. Patrizio I accounted for 64.9% and 63.0% of the total revenues for the nine month periods ended September 30, 2003 and 2002, respectively.

      Cost of sales as a percent of restaurant revenues decreased from 28.9% in 2002 to 28.2% in 2003. This decrease of .7% is primarily due to decreased costs of wine and food.

      Restaurant expenses for the nine-month period ended September 30, 2003 increased $12,600, or .4%, over the same period in 2002 primarily due to increased costs of complimentary meals.

      Depreciation was $175,400 for the nine months ended September 30, 2003 and $215,400 for the nine months ended September 30, 2002.

      General and administrative expenses for the nine month period ended September 30, 2003 increased $42,000 over the same period in 2002 primarily due to outsourcing of accounting functions.

      Income from operations for the nine months ended September 30, 2003 was $119,000 compared to income of $126,800 for the same period in the prior year. Net income decreased from $128,900 in 2002 to $123,200 in 2003 mainly due to reductions in revenues.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, filed herewith.

            31.2 Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of Jack D. Knox, Chief Financial Officer, filed herewith.

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, and Jack D. Knox, Chief Financial Officer, filed herewith.

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

SIGNATURE                  TITLE                            DATE

/s/ Jack D. Knox           Chairman of the Board,           November 13, 2003
---------------------      President and Director
Jack D. Knox                (Principal Executive
                                   Officer)

/s/Jack D. Knox            Chief Financial Officer          November 13, 2003
---------------------     (Principal Financial and
Jack D. Knox                 Accounting Officer)

                               INDEX TO EXHIBITS

            31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, filed herewith.

            31.2 Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of Jack D. Knox, Chief Financial Officer, filed herewith.

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002 of Jack D. Knox, Chief Executive Officer, and Jack D. Knox, Chief Financial Officer, filed herewith.