Form 10KSB
period 2003-12-31
SIXX HOLDINGS INC
filed 2004-03-30
CIK 832407

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-16808

SIXX HOLDINGS, INCORPORATED

(Name of small business issuer in its charter)

Delaware	75-2222883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3878 Oak Lawn, Suite 500
Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (214) 855-8800

Securities Registered under Section 12(b) of the Act:
None

Securities Registered under Section 12(g) of the Act:
Title of each class

Common Stock, $.01 par value per share

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the year ended December 31, 2003 were $7,455,000.

     The aggregate market value of the approximately 10% of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 23, 2004, was approximately $533,720. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

     As of March 23, 2004, the registrant had issued 1,359,274 shares of the Company’s common stock, $.01 par value issued. 1,317,528 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format Yes [   ]   No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Sixx Holdings, Incorporated (formerly “Yates Unit, Inc.”), a Delaware corporation (“Sixx” or the “Company”), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (formerly Summit Energy, Inc.) in the Yates Field Unit. The assets and operations were transferred to Sixx on March 3, 1988 and, after settlement of certain litigation in August 1989, consisted primarily of cash and cash equivalents until April 25, 1994 when Patrizio Restaurant, Inc., a Texas corporation and Patrizio North, Inc., a Texas corporation, were merged (the “Merger”) with and into Patrizio Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company. At the effective time of the Merger, the name of Patrizio Acquisition, Inc. was changed to Patrizio Restaurant, Inc.

     Prior to the Merger, Patrizio Restaurant, Inc. owned and operated an upscale Italian food restaurant in Dallas, Texas (Patrizio I) and Patrizio North, Inc. owned and operated a similar restaurant in Plano, Texas (Patrizio II). All assets acquired in the Merger, which include the two existing restaurants, the “Patrizio” concept, design and motif, and other assets used in the day-to-day operations of the two existing restaurants, were acquired to be utilized in operating the existing two restaurants.

Patrizio Restaurant, Inc.

     The Company’s primary business is operating full service restaurants under the name “Patrizio” that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.37 to $9.95. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 28% in 2003 and 28% in 2002 of all restaurant revenues. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style “trattorias” featuring eighteenth century Italian paintings, an antique European bar and old world rugs with food prepared with the freshest of ingredients.

Service Marks

     The Company has obtained federal registration of the service marks “Patrizio” and the Patrizio design. These service marks are of material importance to the operation of the Company’s business.

Employees

     As of December 31, 2003, the Company employed one person, retained one consultant and two hourly contract employees performing accounting duties in its corporate headquarters and employed approximately 182 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

Governmental Regulation

     The Company is subject to various federal, state, and local laws affecting its business. Many stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors have increased, and can be expected to continue to increase, both the cost of and the time required for constructing new restaurants as well as the cost of operating Company restaurants. The Company’s restaurants are subject to various health, sanitation, and safety standards and are also subject to state and local licensing and regulation with respect to the service of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company’s operations in that location. Liquor licenses must be renewed annually. Patrizio Plano Inc. received a Notice of Violation on June 12, 2002, from the Texas Alcoholic Beverage Commission regarding selling or delivering an alcoholic beverage to an intoxicated person on or about July 6, 2001. A lawsuit styled Biaggi vs. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. was filed in connection with the incident. The lawuit is more fully described in Item 3., page 3, Legal Proceedings. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff is currently appealing the trial court’s ruling. The Company waived a hearing with the Texas Alcoholic Beverage Commission, without admitting said violation did occur, and accepted a penalty of $4,500, which was paid on September 18, 2003. The case has been dismissed, and there is no further action pending.

     The Company may be liable in certain events to “dram-shop” statutes, which may establish liability for improper alcoholic beverage service. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements, and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company’s food service personnel are paid at rates related to the federal minimum wage; and accordingly, increases in the minimum wages increase the Company’s labor costs.

ITEM 2. DESCRIPTION OF PROPERTIES

     At December 31, 2003, the Company operated and owned two restaurants, in leased premises in a two different shopping centers. The Patrizio I lease was renewed in February 1998 and the lease expires in February 2005. The Patrizio I lease has one five-year renewal option in 2005 at the then prevailing market rates. The Patrizio II lease expired in 2003 and was renewed through 2008. The Patrizio II lease has one five-year renewal option in 2008 at the then-prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company’s corporate office is located at One Turtle Creek Village, after moving from the Crescent Court in 2003. Its lease at the Crescent Court expired in March 1998 and was not renewed. The Company rented the same space on a month-to-month basis from its majority shareholder at one-half the price paid by the Company’s majority shareholder through 2003. The Company now rents from an affiliate of its majority shareholder the One Turtle Creek space on a month-to-month basis at approximately one-half the price paid through December 2003 and now rents the same space at approximately 20% of the price paid effective January 1, 2004.

ITEM 3. LEGAL PROCEEDINGS

     The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff is currently appealing the trial court’s ruling. The Company waived a hearing with the Texas Alcoholic Beverage Commission, without admitting said violation did occur, and accepted a penalty of $4,500, which was paid on September 18, 2003. The case has been dismissed, and there is no further action pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company’s Common Stock began trading in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) through October 8, 1997. There is no established public trading market for the Company’s common stock. Since October 9, 1997, the Company’s shares of common stock have been quoted under the symbol “SIXX” on the OTC Bulletin Board. The following table sets forth the high and low closing bid prices for the Common Stock of the Company as reported in the consolidated transaction reporting system for the calendar periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The principal market makers in the Company’s shares are First Southwest Securities in Dallas; Schwab & Co. in New York; Knight Equity Markets in New York; Hill Thompson, Magrid & Co. in New York; and Crown Financial Group, Inc. in New York.

	High Bid	Low Bid
2003:
First Quarter	$5.00	$4.00
Second Quarter	4.50	4.00
Third Quarter	4.00	4.00
Fourth Quarter	4.00	4.00
2002:
First Quarter	$4.70	$1.50
Second Quarter	4.70	3.90
Third Quarter	4.00	3.90
Fourth Quarter	4.15	3.96

     As of March 23, 2004, there were approximately 1100 holders of record of the Company’s Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

Small Business Issuer Purchases of Equity Securities

	Total number		Total number of shares	Maximum number of
	of		purchased as part of	shares that may yet be
	shares	Average price	publicly announced plans	purchased under the
Period	purchased(1)	paid per share	or programs	plans or programs
October 1-31, 2003	5,703	$4.00	0	0
Total	5,703	4.00	0	0

	5,703	4.00	0	0

     (1) None of the purchases described in the table above were made pursuant to publicly announced plans or programs. In the table above, 2,700 shares were purchased in open-market transactions and 3,003 shares were purchased directly from individuals. All purchases were at $4.00 per share.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

Critical Accounting Policies

     The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of and for the year ended December 31, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

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

Capital Resources and Liquidity

     As of December 31, 2003, the Company had cash of $761,300 and cash flows from operating activities were $455,500 in 2003 and $336,800 in 2002. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

Results of Operations

     The Company’s restaurant revenues remained relatively flat at $7,455,000 in 2003 compared to $7,435,200 in 2002. Income from operations increased 67.6% from $126,700 in 2002 to $212,300 in 2003.

     Restaurant revenues of $7,455,000 remained relatively flat due to local economic conditions. Patrizio I accounted for 65.4% and 63.2% of total revenues in 2003 and 2002, respectively.

     Cost of goods sold as a percent of restaurant revenues decreased to 28.4% for the year ended December 31, 2003 from 28.9% for the same period in 2002. Total restaurant expenses were $4,067,300 for the year ended December 31, 2003, a .3% increase from 2002. Restaurant expenses were 50.2% of revenue in 2003 at Patrizio I compared to 50.8% in the prior year and Patrizio II’s restaurant expenses were 62.6% in 2003 and 60.9% in 2002.

     Depreciation and amortization was $227,600 for the year ended December 31, 2003 and $277,200 for the year ended December 31, 2002. General and administrative expenses were $833,800 for the year ended December 31, 2003, compared to $822,200 in 2002. A contributing factor to the increase in general and administrative expenses was higher group insurance costs.

     Other income was $3,500 for the year ended December 31, 2003 and other income was $1,900 for the year ended December 31, 2002.

     As described in note 6 to the Company’s audited consolidated financial statements, no federal or state income taxes were payable or receivable by the Company during the years presented.

Impact of Inflation

     The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and minimal menu price adjustments. The cost of taxes, maintenance and insurance all have an impact on the Company’s occupancy costs, which continued to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is the most effective means to manage the effects of inflation, including the increase in the minimum wage.

Seasonality

     The Company’s business is somewhat seasonal in nature, with restaurant revenues being stronger in the spring and autumn when patrons can be seated comfortably on each restaurant’s outdoor patio.

Off-Balance Sheet Arrangement

     The Company has no off-balance sheet arrangements.

Forward-Looking Statements

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words “estimate”, “anticipate”, “in the opinion of management”, “believes”, and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local market served by the Company’s restaurants, competitive factors such as changes in the locations, menus, pricing or other aspects of competitors’ operations, the weather in each of the locations, expense pressures relating to labor and supplies, and unanticipated general and administrative expenses, including the costs of additional acquisitions, expansion or financing.

Accounting Matters

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement or tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s financial condition or reported results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities to be recorded at fair values when a liability has been incurred. This standard applies to all activities occurring on or after January 1, 2003. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on the Company’s financial condition or reported results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS 123. Adoption of SFAS No. 148 on January 1, 2003 had no impact on the Company’s financial statements because it has not issued any options.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor and requires a guarantor to recognize a liability for the fair value of a guarantee. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation by business enterprises of variable interest entities. The Company adopted FASB Interpretations Nos. 45 and 46 in 2003 with no impact on the Company’s financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. Adoption of SFAS No. 149 on July 1, 2003 had no material impact on the Company’s financial condition or reported results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 on July 1, 2003 had no material impact on the Company’s financial condition or reported results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are set forth herein commencing on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8a. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

     (b) Changes in internal controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Set forth below is certain information concerning the directors and executive officers of the Company:

Name	Age	Position with the Company
Jack D. Knox	66	Chairman of the Board, President and Director

Susan G. Lerer	30	Vice President and Secretary

G. Michael Boswell	63	Director

Richard T. Mullen	64	Director

     The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office expiring in different years. Currently, the Board of Directors of the Company is composed of three directors. Because the company has not elected directors during the past six years, all directors’ terms expire in May 2004 or until their successor shall have been duly elected and qualified.

     The following is a brief account of the business experience, during the past five years, of each director and executive officer of the Company. Each of the directors and the officers is a citizen of the United States.

     Jack D. Knox has been Chairman of the Board and President of the Company since January 1988. Mr. Knox served as President of Summit Energy, Inc., Dallas, Texas, an American Stock Exchange listed oil and gas company, from its inception in 1970 through April 1989, and as a director through January 1990. Mr. Knox served as a Director of Sunshine Mining Company (NYSE) from 1981 to 1985. He served as a Director of El Chico Restaurants, Inc. (NASDAQ) from 1990 to 1998. He is an attorney and previously served as a Director of Bryson Oil and Gas PLC (London) and as a Director of BancTEXAS Dallas, N. A. and BancTEXAS Group, Inc. (NYSE). He has also served as Managing Director of Knox Land & Cattle Co., a ranching partnership, from 1960 through the present date . He has also served as the General Partner of Six Flags Over Texas Fund, Ltd. since 1969.

     Susan G. Lerer was elected Vice President and Secretary of the Company in January 2004 and appointed Director of Public Relations in November 2002. Ms. Lerer is also serving as Vice President, Secretary and Director of Public Relations for Café Pacific, Inc. Ms. Lerer has served as Administrative Assistant to Jack D. Knox from July 1999 to the present date.

     G. Michael Boswell has been a director of the Company since April 1988. He served as Secretary of the Company from January 1988 to May 1990. Mr. Boswell is presently involved in private investments and the practice of law. Additionally, Mr. Boswell is a principal and partner in BP Capital Management L.P. and is a registered investment advisor with the State of Texas. He served as the Chairman of the Board and President of Sunshine Mining Co., Dallas, Texas, a New York Stock Exchange listed silver mining, precious metals, and oil and gas producing company, from October 1977 to November 1992.

     Richard T. Mullen has been a director of the Company since February 1993. He is President of The Mullen Company, Dallas, Texas, a real estate brokerage, development, and management company, and has served in this position for more than five years. He also serves as a director of Targeted Marketing Systems, Inc., a privately held firm specializing in customer loyalty programs.

     There is no family relationship among the nominees or present directors and any executive officer of the Company.

     The Company’s Audit Committee consists of Messrs. Boswell and Mullen. The Company has not designated an “audit committee financial expert.” However, the Company believes that each of the members of its Audit Committee has an understanding of the Company’s financial statements and contributes to the financial oversight of the Company’s operations. In particular, Mr. Boswell served as Chief Executive Officer of publicly traded corporations and in that capacity has been responsible for financial oversight of those corporations.

Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2003 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The total compensation paid during 2003, 2002, and 2001 to the Chief Executive Officer of the Company, Jack D. Knox, is set forth below in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

	Annual Compensation
							Securities
					Other		Underlying
					Annual		Options/	All Other
Name	Year	Salary		Bonus	Comp.		SARs(#)	Compensation
Jack D. Knox	2003	$—	(1)	$—	$2,000	(2)	—	$20,300	(3)
Chairman of the Board	2002	$—	(1)	$—	$2,100	(2)	—	$11,060	(3)
and President	2001	$—	(1)	$—	$1,035	(2)	—	$6,403	(3)
Executive Officer)

(1)	Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 2003, 2002 and 2001 is included in “Certain Relationships and Related Transactions.”

(2)	Consists of payment by the Company with respect to Mr. Knox’s percentage of personal use of a company car and -0-, $600, and $600 for the years ended December 31, 2003, 2002 and 2001, respectively, in fees paid to Mr. Knox as a director of the Company.

(3)	Reflects the Company-paid premium for a health insurance policy in 2003, 2002 and 2001 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox’s estate, in 2003, 2002 and 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the Record Date, with respect to (i) any person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) the number of shares of Common Stock beneficially owned by each director and nominee for director, (iii) the number of shares of Common Stock beneficially owned by each executive officer named in the Summary Compensation Table presented above under the heading “Compensation of Directors and Executive Officers,” and (iv) the number of shares of Common Stock owned by all directors and officers of the Company as a group.

	Amount	Percent
Name & Address of	Beneficially	of
Beneficial Owner	Owned (1)	Class
Jack D. Knox	1,177,723	89.39%
3878 Oak Lawn, Suite 500 Dallas, Texas 75219
G. Michael Boswell	- 0 -	—
8117 Preston Road, Suite 260W Dallas, Texas 75225
Richard T. Mullen	6,375	less than 1.00%
1909 Woodall Rogers Frwy. Suite 550, LB 16 Dallas, Texas 75201
All Directors and Officers as a Group (4 persons)	1,184,098	89.88%

(1)	Each person has sole voting and dispositive power over the shares indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 25, 1994, a subsidiary of the Company merged (the “merger”) with entities wholly-owned by the Company’s majority shareholder to own and operate two existing upscale Italian food restaurants, the restaurant concept, design and motif and the other assets used in the day-to-day operation of the restaurants.

     In connection with the Merger, the Company entered into agreements with Mr. Knox and entities affiliated with Mr. Knox (“Mr. Knox”). Under a five-year Consulting Agreement, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1-1/2 % of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer’s royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 2003, this fee has been 1/2 of 1%. Mr. Knox and his affiliate have received and continue to receive a total of 2% of defined revenues for the management services and the developer’s royalty mentioned above.

     Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $149,200 in 2003 and $149,400 in 2002, respectively. The fees are included in general and administrative expenses in the consolidated financial statements. As of December 31, 2003 and 2002, respectively, fees of $22,700 and $49,200 had not been paid and, accordingly, they are included in payable to affiliate.

     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for each of the years ended December 31, 2003 and December 31, 2002, respectively.

     The Company’s corporate office is located at One Turtle Creek Village, after moving from the Crescent Court in 2003. Its lease at the Crescent Court expired in March 1998 and was not renewed. The Company rented the same space on a month-to-month basis from its majority shareholder at one-half the price paid by the Company’s majority shareholder through 2003. The Company now rents from an affiliate of its majority shareholder the One Turtle Creek space on a month-to-month basis at approximately one-half the price paid through December 2003 and now rents the same space at approximately 20% of the price paid effective January 1, 2004.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

3.1	Certificate of Incorporation of the Company (filed as exhibit 3.1 of the Company’s General Form of Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

3.2	Amendment to Certificate of Incorporation of the Company, filed on January 22, 1990 (filed as exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

3.3	Amendment to Certificate of Incorporation of the Company, filed on March 15, 1996 (filed as exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as exhibit 3.2 of the Company’s General Form for Registration of Securities on Form 10 filed April 29, 1988, and incorporated herein by reference).

3.5	Amendment to Bylaws of the Company, adopted June 29, 1990 (filed as exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference).

10.1	Consulting Agreement, by and between Sixx and Comico Corporation (“Comico”), dated as of April 25, 1994 (filed as exhibit A of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

10.2	Registration Rights Agreement, by and between Sixx and Knox, dated April 25, 1994 (filed as exhibit B of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

10.3	Developer’s Royalty Agreement, by and between Sixx and Knox, dated as of April 25, 1994 (filed as exhibit C of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 23, 1994, and incorporated herein by reference).

31.1	Certifications Pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     The Company filed no current reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company’s Audit Committee reviews and approves audit and permissible non-audit services performed by KPMG LLP (KPMG) and the related fees for such services. In its review of non-audit service fees and its appointment of KPMG as the Company’s independent accountants, the Audit Committee considered whether providing such services is compatible with maintaining KPMG’s independence. All of the services provided and fees charged by KPMG for services related to the audit in 2003 were pre-approved by the Audit Committee.

Audit Fees

     The aggregate fees billed during 2003 and 2002 by KPMG for professional services related to the audit and review of financial statements were $33,880 and $29,100, respectively, net of expenses.

Audit Related Fees

     None.

Tax Fees

     The aggregate fees billed during 2003 and 2002 by KPMG for tax compliance services were $8,000 and $7,600, respectively, net of expenses.

All Other Fees

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

SIXX HOLDINGS, INCORPORATED
By:	/s/ Jack D. Knox
Jack D. Knox, Chairman of the Board,
President, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

Signatures	Titles	Date
/s/ Jack D. Knox Jack D. Knox	Chairman of the Board, President, and Director (Principal Executive, Financial and Accounting Officer)	March 30, 2004

/s/ G. Michael Boswell G. Michael Boswell	Director	March 30, 2004

/s/ Richard T. Mullen Richard T. Mullen	Director	March 30, 2004

Independent Auditors’ Report

The Board of Directors and Stockholders
Sixx Holdings, Incorporated:

We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Fort Worth, Texas
March 5, 2004

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Rounded to nearest hundred, except share and per share amounts)

	2003	2002
Assets
Current assets:
Cash	$761,300	432,400
Accounts receivable	56,700	95,500
Receivable from affiliate (note 7)	89,400	106,000
Inventories	71,100	70,100
Prepaid expenses	55,900	28,400

Total current assets	1,034,400	732,400
Net property and equipment (note 2)	751,700	896,400
Other assets	11,800	35,900

	$1,797,900	1,664,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,800	123,700
Accrued liabilities (note 3)	278,900	264,000
Payable to affiliates (note 7)	22,700	49,200

Total current liabilities	404,400	436,900
Deferred rent liabilities (note 4)	—	7,100

Total liabilities	404,400	444,000

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,322,228 and 1,332,974 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 37,046 and 26,300, respectively, shares at cost	(123,400)	(79,700)
Accumulated deficit (since August 1, 1989)	(2,905,600)	(3,122,100)

Total stockholders’ equity	1,393,500	1,220,700
Commitments and contingencies (note 5)

	$1,797,900	1,664,700

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003 and 2002

(Rounded to nearest hundred, except share and per share amounts)

	2003	2002
Restaurant revenues	$7,455,000	7,435,200

Costs and expenses:
Cost of sales	2,114,000	2,153,000
Restaurant expenses	4,067,300	4,056,100
Depreciation and amortization	227,600	277,200
General and administrative expenses (note 7)	833,800	822,200

Total costs and expenses	7,242,700	7,308,500

Income from operations	212,300	126,700
Nonoperating income:
Other income	3,500	1,900
Interest income	700	900

Income before income taxes	216,500	129,500
Income taxes (note 6)	—	—

Net income	$216,500	129,500

Income per common share - basic and diluted	$.16	.10

Weighted average common shares outstanding - basic and diluted	1,328,084	1,342,710

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Total stockholders’
	Shares	Amount	capital	Shares	Amount	deficit	equity
Balance, December 31, 2001	1,359,274	$13,600	$4,408,900	8,400	$(15,900)	$(3,251,600)	$1,155,000
Purchase of treasury stock	—	—	—	17,900	(63,800)	—	(63,800)
Net income	—	—	—	—	—	129,500	129,500

Balance, December 31, 2002	1,359,274	13,600	4,408,900	26,300	(79,700)	(3,122,100)	1,220,700
Purchase of treasury stock	—	—	—	10,746	(43,700)	—	(43,700)
Net income	—	—	—	—	—	216,500	216,500

Balance, December 31, 2003	1,359,274	$13,600	$4,408,900	37,046	$(123,400)	$(2,905,600)	$1,393,500

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003 and 2002

(Rounded to nearest hundred)

	2003	2002
Cash flows from operating activities:
Net income	$216,500	129,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,600	277,200
Changes in assets and liabilities:
Accounts receivable	38,800	(11,200)
Receivable from affiliates	16,600	(26,200)
Inventories	(1,000)	4,700
Prepaid expenses	(27,500)	4,900
Other assets	24,100	(24,100)
Accounts payable	(20,900)	(2,600)
Accrued liabilities	14,900	(6,700)
Payable to affiliates	(26,500)	(7,200)
Deferred rent liabilities	(7,100)	(1,500)

Net cash provided by operating activities	455,500	336,800

Cash flows from investing activities:
Additions to property and equipment	(82,900)	(41,700)

Cash flows from financing activities:
Purchase of treasury stock	(43,700)	(63,800)

Net increase in cash	328,900	231,300
Cash, beginning of year	432,400	201,100

Cash, end of year	$761,300	432,400

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

(1)	Summary of Significant Accounting Policies

(a)	General

Sixx Holdings, Incorporated, a Delaware corporation (the Company), was organized in January 1988 to hold the interests of Caspen Oil, Inc. (Caspen) in the Yates Field Unit. Certain assets and operations of Caspen, along with liabilities associated therewith and certain litigation, were transferred to the Company on March 3, 1988. As a result of the settlement of the Yates Field litigation, the assets of the Company consisted principally of cash and cash equivalents until April 25, 1994 when the Company merged (the Merger) with Patrizio Restaurant, Inc. and Patrizio North, Inc., both Texas corporations wholly owned by the Company’s majority shareholder. The Company and its subsidiaries own and operate two full-service, Italian concept Patrizio restaurants located in the Dallas, Texas metropolitan area.

(b)	Principles of Consolidation

The consolidated financial statements present the consolidated financial information of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Consolidated Statements of Cash Flows

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2003 and 2002. The Company paid no income taxes during the years presented. No interest was paid during the year ended December 31, 2003 and 2002.

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

Advertising costs are expensed as incurred. Advertising costs amounted to $39,600 and $25,700 in 2003 and 2002, respectively.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 2003 and 2002.

(i)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

In August 2001, the Financials Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption did not have an impact on the Company’s consolidated financial statements through 2003.

(j)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

(k)	Segment Information

The Company has identified its two Italian concept restaurants as operating segments and aggregates those segments and its corporate operations into a single reporting segment. The Company’s operations are all domestic.

(2)	Property and Equipment

     A summary of property and equipment follows:

	December 31,
	2003	2002
Leasehold improvements	$2,352,600	2,344,800
Furniture, fixtures and equipment	2,007,700	1,932,600

	4,360,300	4,277,400
Less accumulated depreciation and amortization	(3,608,600)	(3,381,000)

	$751,700	896,400

(3)	Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,
	2003	2002
Current portion - deferred rent liabilities	$—	7,000
Labor and related costs	91,000	97,800
Franchise, sales, liquor and property taxes	105,500	88,600
Gift certificate obligation	82,400	70,600

	$278,900	264,000

(4)	Deferred Rent Liabilities

Deferred rent liabilities represent the difference between cash payments for minimum lease rentals and the recognition of such minimum lease rentals as expense on a straight-line basis over the respective terms of the restaurant facility operating leases. Additionally, certain contingent rent abatements and incentives earned relating to restaurant facility leases are deferred and recognized on a straight-line basis over the remaining respective lease terms. Terms of the lease renewal in 2003 did not give rise to deferred rent liabilities.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

(5)	Commitments and Contingencies

The Company leases its restaurant facilities, corporate office, and storage under operating leases. One restaurant facility has lease terms expiring February 2005. The other facility’s lease expired in 2003 and was renewed through 2008 with no provision for base rent, only contingent rental based on percentage of revenue, as defined. These restaurant leases each have one five-year renewal clause exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office is leased on a month-to-month basis from the majority shareholder (see note 7). A summary of rent expense follows:

	Years ended December 31,
	2003	2002
Minimum rentals	$362,600	410,000
Contingent rentals	94,400	87,400

	$457,000	497,400

As of December 31, 2003, commitments for future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Operating
leases
2004	$171,300
2005	29,000

Total minimum lease payments	$200,300

The Company has been sued in the district court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. are being sued under the Texas Dram Shop Act for alleged negligence in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff is currently appealing the trial court’s ruling. The Company waived a hearing with the Texas Alcoholic Beverage Commission, without admitting said violation did occur, and accepted a penalty of $4,500 which was paid on September 18, 2003. The case has been dismissed, and there is no further action pending.

(6)	Income Taxes

No federal or state income taxes were payable by the Company during the years presented and none have been provided in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

Actual income tax expense differs from the “expected” income tax expense (computed by applying the U.S. federal corporate tax rate of 34% to net income before income taxes) as follows:

	Years ended December 31,
	2003	2002
Computed “expected” tax expense	$73,600	44,100
Change in valuation allowance for deferred tax assets allocated to income tax expense	(47,500)	(8,700)
FICA tip tax credit	(44,800)	(42,000)
Disallowed expenses and other	18,700	6,600

	$—	—

The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred rent costs in excess of rent paid	$—	3,600
Net operating loss carryforwards (NOLs)	736,600	1,106,700
Alternative minimum tax credit carryforwards	716,000	716,000
Consulting and developer’s royalty fees	7,700	—
FICA tip tax credit carryforwards	323,200	277,000
Basis in property and equipment	281,000	269,400
Other	24,000	25,900

Total gross deferred tax assets	2,088,500	2,398,600
Less valuation allowance	(2,088,500)	(2,398,600)

Net deferred taxes	$—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets (in excess of deferred tax liabilities) is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. From 1988 to 2001, the Company had taxable losses. Furthermore, as noted below, certain NOLs have expired unused. Given these factors, as well as the volatility of the restaurant industry, at present management is unable to conclude on a more likely than not basis that the net deferred assets will be realized.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

The valuation allowance was reduced in 2003 by $262,600, which represents the tax-affected amount of net operating loss carryforwards that expired. Net operating loss carryforwards of $2,166,400 for federal income tax purposes expire between 2004 and 2012. General business credits of $323,200 expire in years 2009 through 2013. The alternative minimum tax credit carryforward of $716,000 is available for an indefinite period.

(7)	Related-Party Transactions

Effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox. Under a five-year consulting agreement, which was extended until April 25, 2004, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2% of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer’s royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through December 31, 2003, this fee has been the minimum 1/2 of 1%. Mr. Knox and his affiliate have received and continue to receive a total of 2% of defined revenues for the management services and the developer’s royalty mentioned above. Management anticipates that these contracts will be renewed.

Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $149,200 and $149,400 in 2003 and 2002, respectively. These consulting and royalty fees are included in general and administrative expenses. Fees of $22,700 and $49,200 had not been paid as of December 31, 2003 and 2002, respectively, and, accordingly, they are included in payable to affiliates.

The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for the years ended December 31, 2003 and 2002, respectively. Receivable from affiliate includes amounts due for shared general and administrative resources of $89,400 and $106,000 at December 31, 2003 and 2002, respectively. Effective May 1, 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company leased this space on a month-to-month basis from the majority shareholder. The Company paid Mr. Knox $8,300 per month through March 2000 at which time the rent was reduced to $4,450 per month. Effective November 1, 2003, the corporate office moved to a new location which was leased by an affiliate of Mr. Knox. The month-to-month lease agreement continued at a rent of $1,130 per month through December, 2003. Effective January 1, 2004, the rent for the same space was adjusted to $500 per month. For the years ended December 31, 2003 and 2002, the majority shareholder was paid $46,800 and $53,400, respectively, under this arrangement.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Rounded to nearest hundred, except share amounts)

The Company paid $19,500 and $17,400 in directors’ fees to Board members in 2003 and 2002, respectively. The amounts are recorded in general and administrative expense.

(8)	Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, payables, and accrued liabilities approximate fair value due to the short maturity of those instruments.

(Continued)