Form 10QSB
period 2004-03-31
SIXX HOLDINGS INC
filed 2004-05-13
CIK 832407

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission file number 0-16808

SIXX HOLDINGS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	75-2222883
(State of Incorporation)	(IRS Employer Identification No.)

3878 Oak Lawn, Suite 500
Dallas, Texas 75219
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

As of April 30, 2004, 1,359,274 common shares of the registrant were issued; 1,317,528 common shares were outstanding.

PART I. FINANCIAL INFORMATION

     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of March 31, 2004 and the results of operations for the interim three-month periods ending March 31, 2004 and 2003. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.

     Management is responsible for the fairness and reliability of the condensed consolidated financial statements and other financial data included in this report. In the preparation of the condensed consolidated financial statements, it is necessary to make informed estimates and judgments based on currently available information of the effects of certain events and transactions.

     The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded in accordance with management’s authorizations. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

ITEM 1.     FINANCIAL STATEMENTS

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	March, 31	December, 31
	2004	2003
Assets
Current assets:
Cash	$809,400	761,300
Accounts receivable	50,100	56,700
Receivable from affiliate	86,100	89,400
Inventories	62,500	71,100
Prepaid expenses	103,400	55,900

Total current assets	1,111,500	1,034,400
Net property and equipment	706,300	751,700
Other assets	11,800	11,800

	$1,829,600	1,797,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$153,200	102,800
Accrued liabilities	305,100	278,900
Payable to affiliates	—	22,700

Total current liabilities	458,300	404,400

Total liabilities	458,300	404,400

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,317,528 and 1,322,228 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 41,746 and 37,046, respectively, shares at cost	(142,800)	(123,400)
Accumulated deficit (since August 1, 1989)	(2,908,400)	(2,905,600)

Total stockholders’ equity	1,371,300	1,393,500
Commitments and contingencies

	$1,829,600	1,797,900

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Restaurant revenues	$1,758,200	1,669,700

Costs and expenses:
Cost of sales	507,100	469,900
Restaurant expenses	956,400	964,000
Depreciation and amortization	54,500	58,700
General and administrative expenses	243,000	202,700

Total costs and expenses	1,761,000	1,695,300

Loss from operations	(2,800)	(25,600)
Other income, net	—	600

Loss before income taxes	(2,800)	(25,000)
Income taxes	—	—

Net loss	$(2,800)	(25,000)

Loss per common share — basic and diluted	$(.00)	(.02)

Weighted average common shares outstanding — basic and diluted	1,321,608	1,332,290

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(2,800)	(25,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	54,500	58,700
Changes in assets and liabilities:
Accounts receivable	6,600	25,300
Receivable from affiliates	3,300	(40,200)
Inventories	8,600	100
Prepaid expenses	(47,500)	(26,700)
Other assets	—	3,100
Accounts payable	50,400	(1,400)
Accrued liabilities	26,200	39,000
Payable to affiliates	(22,700)	(34,800)
Deferred rent liabilities	—	(7,100)

Net cash provided (used) by operating activities	76,600	(9,000)

Cash flows from investing activities:
Additions to property and equipment	(9,100)	(10,000)

Cash flows from financing activities:
Purchase of treasury stock	(19,400)	(11,500)

Net increase in cash	48,100	(30,500)
Cash, beginning of year	761,300	432,400

Cash, end of year	$809,400	401,900

See accompanying notes to unaudited condensed consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004

(1)	Basis of Presentation

In the opinion of management of the Company, all adjustments (all of which are normal and recurring) have been made which are necessary to present fairly the accompanying condensed consolidated financial statements. The Company’s interim financial statements should be read in conjunction with its annual consolidated financial statements included on Form 10-KSB.

(2)	Accounting Policies

During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2003 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)	Related Party Transactions

The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company’s general and administrative expenses by $59,400 for each of the three month periods ended March 31, 2004 and 2003. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $1,500 and $13,500 to the majority shareholder for the three month periods ended March 31, 2004 and 2003, respectively.

(4)	Segment Information

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segment of an Enterprise and Related Information” which requires that public enterprises disclose certain information about their operating segments and the geographic areas in which the enterprise operates.

The Company has identified its two Italian concept restaurants as operating segments and aggregates those segments and its corporate operations into a single reporting segment.

(5)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company follows the provisons of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2004, the Company has not recorded any impact charges under the Statement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

Critical Accounting Policies

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2003 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

     Certain of the policies require management to make significant and subjective estimates and assumptions which are sensitive to deviations of actual results from management’s assumptions. In particular, management makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicated that the carrying value of a long-lived asset may not be recoverable and estimates of future taxable income when evaluating whether deferred tax assets are more likely than not recoverable.

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

Capital Resources and Liquidity

     As of March 31, 2004 and 2003, the Company’s cash was $809,400 and $401,900, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

Results of Operations

     Revenues from restaurant operations increased from $1,669,700 to $1,758,200, or 5.3%, for the three months ended March 31, 2003 and 2004, respectively. The increase is primarily due to increased covers at Patrizio I. Patrizio I accounted for 66.7% and 64.6% of the total revenues for the three-month periods ended March 31, 2004 and 2003, respectively.

     Cost of sales as a percent of restaurant revenues increased from 28.1% in 2003 to 28.8% in 2004. This increase of .7% is primarily due to increased cost of food.

     Restaurant expenses for the three-month period ended March 31, 2004 decreased $7,600, or .8%, over the same period in 2003 primarily due to lower rent costs at Patrizio II.

     Depreciation was $54,500 for the three months ended March 31, 2004 and $58,700 for the three months ended March 31, 2003.

     General and administrative expenses for the three-month period ended March 31, 2004 increased $40,300 over the same period in 2003 primarily due to an increase in corporate salaries.

     Loss from operations for the three months ended March 31, 2004 was $2,800 compared to a loss of $25,600 for the same period in the prior year. Net loss was $25,000 in 2003 compared to $2,800 in 2004 mainly due to increases in revenues.

Impact of Inflation

     The Company is subject to the effect of inflation on its restaurant labor, food and occupancy costs. The Company employs workers who are paid hourly rates based upon the federal minimum wage. Operating margins at the restaurant level have been maintained through rigorous food cost control, procurement efficiencies and infrequent menu price adjustments. The costs of taxes, maintenance and insurance all have an impact on the Company’s occupancy costs, which continue to increase during the period. Management believes the current practice of maintaining operating margins through a combination of small menu price increases and cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices are the most effective means to manage the effects of inflation, including increases in the minimum wage.

Seasonality

     The Company’s business is somewhat seasonal in nature, with restaurant revenues being stronger in the spring and autumn when patrons can be seated comfortably on each restaurant’s outdoor patio.

Off-Balance Sheet Arrangement

     The Company has no off-balance sheet arrangements.

Forward-Looking Statements

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words “estimate,” “anticipate,” “in the opinion of management,” “believes,” and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local market served by the Company’s restaurants, competitive factors such as changes in the locations, menus, pricing or other aspects of competitors’ operations, the weather in each of the locations, expense pressures relating to labor and supplies, and unanticipated general and administrative expenses, including the costs of additional acquisitions, expansion or financing.

ITEM 3.    CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

          The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

     (b) Changes in internal controls

          There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits

31.1	Certifications Pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE	TITLE	DATE

/s/ Jack D. Knox	Chairman of the Board,	May 12, 2004
President and Director
Jack D. Knox	(Principal Executive Officer)

/s/ Jack D. Knox	Chief Financial Officer	May 12, 2004
(Principal Financial and
Jack D. Knox	Accounting Officer)