Form 10QSB
period 2004-06-30
SIXX HOLDINGS INC
filed 2004-08-16
CIK 832407

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission file number 0-16808

SIXX HOLDINGS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2222883 (IRS Employer Identification No.)

3878 Oak Lawn, Suite 500
Dallas, Texas 75219
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (214) 855-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

As of July 30, 2004, 1,359,274 common shares of the registrant were issued; 1,312,624 common shares were outstanding.

PART I. FINANCIAL INFORMATION

     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of June 30, 2004 and the results of operations for the interim six-month periods ending June 30, 2004 and 2003. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$964,100	761,300
Accounts receivable	47,200	56,700
Receivable from affiliate	89,900	89,400
Inventories	66,800	71,100
Prepaid expenses	74,800	55,900

Total current assets	1,242,800	1,034,400
Net property and equipment	665,900	751,700
Other assets	11,800	11,800

	$1,920,500	1,797,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,800	102,800
Accrued liabilities	369,400	278,900
Payable to affiliates	12,800	22,700

Total current liabilities	499,000	404,400

Total liabilities	499,000	404,400

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,312,624 and 1,322,228 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 46,650 and 37,046, respectively, shares at cost	(163,000)	(123,400)
Accumulated deficit (since August 1, 1989)	(2,838,000)	(2,905,600)

Total stockholders’ equity	1,421,500	1,393,500
Commitments and contingencies

	$1,920,500	1,797,900

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Restaurant revenues	$2,058,600	2,058,800	3,816,800	3,728,500

Costs and expenses:
Cost of sales	617,800	571,800	1,124,900	1,041,700
Restaurant expenses	1,036,300	1,096,500	1,992,700	2,060,500
Depreciation and amortization	49,400	54,700	103,900	113,400
General and administrative expenses	284,700	213,300	527,700	416,000

Total costs and expenses	1,988,200	1,936,300	3,749,200	3,631,600

Income from operations	70,400	122,500	67,600	96,900
Other income, net	—	3,100	—	3,700

Income before income taxes	70,400	125,600	67,600	100,600
Income taxes	—	—	—	—

Net Income	$70,400	125,600	67,600	100,600

Income per common share — basic and diluted	$.05	.09	.05	.08
Weighted average common shares outstanding - basic and diluted	1,315,979	1,328,809	1,318,794	1,330,540

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$67,600	100,600
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	103,900	113,400
Changes in assets and liabilities:
Accounts receivable	9,500	40,200
Receivable from affiliates	(500)	26,600
Inventories	4,300	(2,600)
Prepaid expenses	(18,900)	(14,200)
Other assets	—	3,100
Accounts payable	14,000	(31,800)
Accrued liabilities	90,500	(19,600)
Payable to affiliates	(9,900)	(49,200)
Deferred rent liabilities	—	(7,100)

Net cash provided (used) by operating activities	260,500	159,400

Cash flows from investing activities:
Additions to property and equipment	(18,100)	(24,900)

Cash flows from financing activities:
Purchase of treasury stock	(39,600)	(20,700)

Net increase in cash	202,800	113,800
Cash, beginning of period	761,300	432,400

Cash, end of period	$964,100	546,200

See accompanying notes to unaudited condensed consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004

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

The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company’s general and administrative expenses by $118,800 for each of the six month periods ended June 30, 2004 and 2003. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $3,000 and $26,700 to the majority shareholder for the six month periods ended June 30, 2004 and 2003, respectively.

The Company has agreements with the majority shareholder and affiliates under which these parties receive a total of 2% of defined revenues. These agreements, which expired April 25, 2004, have been renewed through April 25, 2007. There were no changes to the provisions of the agreements.

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

The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgment was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas.

The Company intends to vigorously defend itself against these charges and carries liquor liability coverage as part of its existing comprehensive general liability insurance. The ultimate outcome of the suit cannot be determined and no liability has been recorded.

The Company waived a hearing with the Texas Alcoholic Beverage Commission with respect to the matter, without admitting said violation did occur, and accepted a penalty of $4,500, which was paid on September 18, 2003. The Alcoholic Beverage Commission case has been dismissed, and there is no further action pending.

(6)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2004, the Company has not recorded any impact charges under the Statement.

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

Capital Resources and Liquidity

     As of June 30, 2004 and 2003, the Company’s cash was $964,100 and $546,200, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

Results of Operations

     Revenues from restaurant operations increased from $3,728,500 to $3,816,800 or 2.4%, for the six months ended June 30, 2003 and 2004, respectively. The increase is primarily due to increased covers. Patrizio I accounted for 65.5% and 64.9% of the total revenues for the six-month periods ended June 30, 2004 and 2003, respectively.

     Cost of sales as a percent of restaurant revenues increased from 27.9% in 2003 to 29.5% in 2004. This increase of 1.6% is primarily due to increased cost of food.

     Restaurant expenses for the six-month period ended June 30, 2004 decreased $67,800, or

3.3%, over the same period in 2003 primarily due to lower rent costs at Patrizio II.

     Depreciation was $103,900 for the six months ended June 30, 2004 and $113,400 for the six months ended June 30, 2003.

     General and administrative expenses for the six-month period ended June 30, 2004 increased $111,700 over the same period in 2003 primarily due to an increase in corporate salaries.

     Income from operations for the six months ended June 30, 2004 was $67,600 compared to income of $96,900 for the same period in the prior year. Net income was $100,600 in 2003 compared to $67,600 in 2004 mainly due to increases corporate salaries.

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

          There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgment was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas. The Company intends to vigorously defend itself against these charges and carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     The Company waived a hearing with the Texas Alcoholic Beverage Commission with respect to the matter, without admitting said violation did occur, and accepted a penalty of $4,500, which was paid on September 18, 2003. The Alcoholic Beverage Commission case has been dismissed, and there is no further action pending.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
2004	Shares Purchased	per Share	Programs	Programs
March 1-31	4,700	$4.12	—	—
April 1-30	—	—	—	—
May 1-31	15	$4.00	—	—
June 1- 30	4,889	$4.12	—	—

Total	9,604	$4.12	—	—

The shares listed in the table above were acquired by the Company in privately negotiated transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certifications Pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: None

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

SIGNATURE	TITLE	DATE
/s/ Jack D. Knox Jack D. Knox	Chairman of the Board, President and Director (Principal Executive Officer)	August 16, 2004
/s/ Jack D. Knox Jack D. Knox	Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2004