Form 10QSB
period 2004-09-30
SIXX HOLDINGS INC
filed 2004-11-15
CIK 832407

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [  ]

As of October 30, 2004, 1,359,274 common shares of the registrant were issued; 1,312,624 common shares were outstanding.

PART I. FINANCIAL INFORMATION

     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of September 30, 2004 and the results of operations for the interim three-month periods ending September 30, 2004 and 2003. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.

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

ITEM 1. FINANCIAL STATEMENTS

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Rounded to nearest hundred, except share and per share amounts)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash	$996,800	761,300
Accounts receivable	42,400	56,700
Receivable from affiliate	75,400	89,400
Inventories	74,600	71,100
Prepaid expenses	74,500	55,900

Total current assets	1,263,700	1,034,400
Net property and equipment	704,200	751,700
Other assets	11,800	11,800

	$1,979,700	1,797,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,400	102,800
Accrued liabilities	360,800	278,900
Payable to affiliates	12,900	22,700

Total current liabilities	465,100	404,400

Total liabilities	465,100	404,400

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,312,624 and 1,322,228 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 46,650 and 37,046, respectively, shares at cost	(163,000)	(123,400)
Accumulated deficit (since August 1, 1989)	(2,744,900)	(2,905,600)

Total stockholders’ equity	1,514,600	1,393,500

Commitments and contingencies	$1,979,700	1,797,900

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Restaurant revenues	$1,918,100	1,850,900	5,734,900	5,579,400

Costs and expenses:
Cost of sales	560,000	532,200	1,684,900	1,573,900
Restaurant expenses	1,028,800	1,034,300	3,021,500	3,094,800
Depreciation and amortization	49,000	62,000	152,900	175,400
General and administrative expenses	188,700	200,300	716,400	616,300

Total costs and expenses	1,826,500	1,828,800	5,575,700	5,460,400

Income from operations	91,600	22,100	159,200	119,000
Other income, net	1,500	500	1,500	4,200

Income before income taxes	93,100	22,600	160,700	123,200
Income taxes	—	—	—	—

Net Income	$93,100	22,600	160,700	123,200

Income per common share — basic and diluted	$.07	.02	.12	.09
Weighted average common shares outstanding - basic and diluted	1,312,624	1,327,940	1,316,722	1,329,664

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Nine	Nine
	Months	Months
	Ended	Ended
	September	September
	30, 2004	30, 2003
Cash flows from operating activities:
Net income	$160,700	123,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,900	175,400
Changes in assets and liabilities:
Accounts receivable	14,300	52,000
Receivable from affiliates	14,000	24,800
Inventories	(3,500)	(4,200)
Prepaid expenses	(18,600)	(26,500)
Other assets	—	24,100
Accounts payable	(11,400)	(1,700)
Accrued liabilities	81,900	(84,600)
Payable to affiliates	(9,800)	(49,200)
Deferred rent liabilities	—	(7,100)

Net cash provided by operating activities	380,500	226,200

Cash flows from investing activities:
Additions to property and equipment	(105,400)	(34,400)

Cash flows from financing activities:
Purchase of treasury stock	(39,600)	(20,800)

Net increase in cash	235,500	171,000
Cash, beginning of period	761,300	432,400

Cash, end of period	$996,800	603,400

See accompanying notes to unaudited condensed consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004

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

The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company’s general and administrative expenses by $178,200 for each of the nine month periods ended September 30, 2004 and 2003. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $4,500 and $40,050 to the majority shareholder for the nine month periods ended September 30, 2004 and 2003, respectively.

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

(6)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2004, the Company has not recorded any impact charges under the Statement.

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

Capital Resources and Liquidity

     As of September 30, 2004 and 2003, the Company’s cash was $996,800 and $603,400, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

Results of Operations

     Revenues from restaurant operations increased from $5,579,400 to $5,734,900 or 2.8%, for the nine months ended September 30, 2003 and 2004, respectively. The increase is primarily because of increased customer traffic. Patrizio I accounted for 64.8% and 64.9% of the total revenues for the nine-month periods ended September 30, 2004 and 2003, respectively.

     Cost of sales as a percent of restaurant revenues increased from 28.2% in 2003 to 29.4% in 2004. This increase of 1.2% is primarily because of increased cost of food with no offsetting increase in menu prices.

     Restaurant expenses for the nine-month period ended September 30, 2004 decreased $73,300, or 2.4%, over the same period in 2003 primarily because of lower rent costs at Patrizio II.

     Depreciation was $152,900 for the nine months ended September 30, 2004 and $175,400 for the nine months ended September 30, 2003.

     General and administrative expenses for the nine-month period ended September 30, 2004 increased $100,100 over the same period in 2003 primarily because of an increase in corporate salaries and bonuses.

     Income from operations for the nine months ended September 30, 2004 increased to $159,200 compared to income of $119,000 for the same period in the prior year. Net income increased $37,500 to $160,700 in 2004 compared to $123,200 in 2003 primarily because of increased sales and lower restaurant expenses.

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

          There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

$4,500, which was paid on September 18, 2003. The Alcoholic Beverage Commission case has been dismissed, and there is no further action pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total		as Part of	that may yet be
	Number of		Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
2004	Purchased	Paid per Share	or Programs	Programs
March 1-31	4,700	$4.12	—	—
April 1-30	—	—	—	—
May 1-31	15	$4.00	—	—
June 1-30	4,889	$4.12	—	—

Total	9,604	$4.12	—	—

The shares listed in the table above were acquired by the Company in privately negotiated transactions.

ITEM 6. EXHIBITS

31.1	Certifications Pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE	TITLE	DATE
/s/ Jack D. Knox	Chairman of the Board,	November 15, 2004
President and Director
Jack D. Knox	(Principal Executive
Officer)

/s/ Jack D. Knox	Chief Financial Officer	November 15, 2004
(Principal Financial and
Jack D. Knox	Accounting Officer)