Form 10KSB
period 2004-12-31
SIXX HOLDINGS INC
filed 2005-03-31
CIK 832407

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Revenues for the year ended December 31, 2004 were $7,621,900.

     The aggregate market value of the approximate 10% of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 1, 2005, was approximately $513,996. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 9% beneficial owners are affiliates.

     As of March 1, 2005, the registrant had 1,306,222 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format   Yes ☐     No ☑

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

Patrizio Restaurant, Inc.

     The Company’s primary business is operating full service restaurants under the name “Patrizio” that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.37 to $9.95. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 28% of all restaurant revenues in both 2004 and 2003. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style “trattorias” featuring eighteenth century Italian paintings, an antique European bar and old world rugs with food prepared with the freshest of ingredients.

Service Marks

     The Company has obtained federal registration of the service marks “Patrizio” and the Patrizio design. These service marks are of material importance to the operation of the Company’s business.

Employees

     As of December 31, 2004, the Company employed one person, retained three hourly contract employees performing accounting duties in its corporate headquarters and employed approximately 170 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     At December 31, 2004, the Company operated and owned two restaurants in leased premises in two different shopping centers. The Patrizio I lease was renewed in March 2005 and the lease expires in February 2010. The Patrizio I lease has one five-year renewal option in 2010 at the then prevailing market rates. The Patrizio II lease expired in 2003 and was renewed through 2008. The Patrizio II lease has one five-year renewal option in 2008 at the then-prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company’s corporate office is located at One Turtle Creek Village, after moving from the Crescent Court in 2003. The Company now rents the One Turtle Creek space from an affiliate of its majority shareholder on a month-to-month basis at approximately one-half the price paid through December 2003 and now rents the same space at approximately 20% of the price paid effective January 1, 2004.

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

	High Bid	Low Bid
2004:
First Quarter	$4.00	$4.00
Second Quarter	4.00	4.00
Third Quarter	4.00	4.00
Fourth Quarter	4.00	4.00

2003:
First Quarter	$5.00	$1.50
Second Quarter	4.50	3.90
Third Quarter	4.00	3.90
Fourth Quarter	4.00	3.96

     As of March 1, 2005, there were approximately 1,100 holders of record of the Company’s Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

Critical Accounting Policies

     The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of and for the year ended December 31, 2004, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

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

     In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets (in excess of deferred tax liabilities) is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Capital Resources and Liquidity

     As of December 31, 2004, the Company had cash of $1,274,200 and cash flows from operating activities were $685,100 in 2004 and $455,500 in 2003. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

Results of Operations

     The Company’s restaurant revenues increased 2.2% to $7,621,900 in 2004 compared to $7,455,000 in 2003. Income from operations increased 60.2% from $212,300 in 2003 to $340,100 in 2004.

     Restaurant revenues of $7,621,900 in 2004 increased due to an increase in customer traffic related to improved local economic conditions. Patrizio I accounted for 64.9% and 65.4% of total revenues in 2004 and 2003, respectively.

     Cost of goods sold as a percent of restaurant revenues increased to 29.3% for the year ended December 31, 2004 from 28.4% for the same period in 2003. Total restaurant expenses were $3,969,300 for the year ended December 31, 2004, a 2.4% decrease from 2003. Restaurant expenses were 49.3% of revenue in 2004 at Patrizio I compared to 50.2% in the prior year and Patrizio II’s restaurant expenses were 57.2% in 2004 and 62.6% in 2003.

     Depreciation and amortization was $206,000 for the year ended December 31, 2004 and $227,600 for the year ended December 31, 2003. General and administrative expenses increased to $871,900 for the year ended December 31, 2004, compared to $833,800 in 2003. The increase is primarily attributed to an increase in salaries and bonuses.

     Other income was $800 for the year ended December 31, 2004 and other income was $4,200 for the year ended December 31, 2003.

     As described in note 6 to the Company’s audited consolidated financial statements, $2,600 in federal income taxes were payable by the Company for the year ended December 31, 2004. No federal income taxes were payable by the Company for the year ended December 31, 2003. The Company recognized a $779,600 net tax benefit for the year ended December 31, 2004, primarily as a result of reducing its deferred tax valuation allowance.

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

ITEM 8b. OTHER INFORMATION

     None

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Set forth below is certain information concerning the directors and executive officers of the Company:

Name	Age	Position with the Company
Jack D. Knox	67	Chairman of the Board, President and Director

Susan G. Lerer	31	Vice President and Secretary

G. Michael Boswell	64	Director

Richard T. Mullen	65	Director

     The Bylaws of the Company provide that the Board of Directors shall consist of not fewer than two nor more than 15 members and that the number of the directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting. The Certificate of Incorporation and the Bylaws of the Company provide for the division of the Board of Directors into three classes, with each class having a three-year term of office. Currently, the Board of Directors of the Company is composed of three directors. Because the company has not elected directors during the past six years, all directors’ terms expire at the next annual Board Meeting or until their successor shall have been duly elected and qualified.

     The following is a brief account of the business experience, during the past five years, of each director and executive officer of the Company. Each of the directors and the officers is a citizen of the United States.

     Jack D. Knox has been Chairman of the Board and President of the Company since January 1988. Mr. Knox served as President of Summit Energy, Inc., Dallas, Texas, an American Stock Exchange listed oil and gas company, from its inception in 1970 through April 1989, and as a director through January 1990. Mr. Knox served as a Director of Sunshine Mining Company (NYSE) from 1981 to 1985. He served as a Director of El Chico Restaurants, Inc. (NASDAQ) from 1990 to 1998. He is an attorney and previously served as a Director of Bryson Oil and Gas PLC (London) and as a Director of BancTEXAS Dallas, N. A. and BancTEXAS Group, Inc. (NYSE). He has also served as Managing Director of Knox Land & Cattle Co., a ranching partnership, from 1960 through the present date. He has also served as the General Partner of Six Flags Over Texas Fund, Ltd. since 1969.

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

Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2004 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

Code of Ethics

     The Company has not yet adopted a code of ethics that applies to the Company’s principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Given the Company’s current operations, management does not believe a code of ethics is necessary at this stage of the Company’s development.

ITEM 10. EXECUTIVE COMPENSATION

     The total compensation paid during 2004, 2003, and 2002 to the Chief Executive Officer of the Company, Jack D. Knox (“Mr. Knox”), is set forth below in the following Summary Compensation Table:

		SUMMARY COMPENSATION TABLE
	Annual Compensation
							Securities
					Other		Underlying
					Annual		Options/	All Other
Name	Year	Salary		Bonus	Comp.		SARs(#)	Compensation
Jack D. Knox	2004	$—	(1)	$—	$3,545	(2)	—	$8,423	(3)
(Chairman of the Board,	2003	$—	(1)	$—	$2,000	(2)	—	$20,300	(3)
President and	2002	$—	(1)	$—	$2,100	(2)	—	$11,060	(3)
Executive Officer)

(1)	Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 2004, 2003 and 2002 is included in “Certain Relationships and Related Transactions.”

(2)	Consists of payment by the Company with respect to Mr. Knox’s percentage of personal use of a company car and $600 for the years ended 2004 and 2002 in fees paid to Mr. Knox as a director of the Company.

(3)	Reflects the Company-paid premium for a health insurance policy in 2004, 2003 and 2002 and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox’s estate, in 2004, 2003 and 2002.

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

	Amount	Percent
Name & Address of	Beneficially	of
Beneficial Owner	Owned (1)	Class
Jack D. Knox	1,177,723	90.16%
3878 Oak Lawn, Suite 500 Dallas, Texas 75219

G. Michael Boswell	- 0 -	—
8117 Preston Road, Suite 260W Dallas, Texas 75225

Richard T. Mullen	- 0 -	—
1909 Woodall Rogers Frwy. Suite 550, LB 16 Dallas, Texas 75201

All Directors and	1,177,723	90.16%
Officers as a Group (4 persons)

(1)	Each person has sole voting and dispositive power over the shares indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 25, 1994, a subsidiary of the Company merged (the “merger”) with entities wholly-owned by the Company’s majority shareholder to own and operate two existing upscale Italian food restaurants, the restaurant concept, design and motif and the other assets used in the day-to-day operation of the restaurants.

     In connection with the Merger, the Company entered into agreements with Jack D. Knox (“Mr. Knox”) and entities affiliated with Mr. Knox. Under the Consulting Agreement, which was extended through April 25, 2007, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of
1-1/2% of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer’s royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 2004, this fee has been 1/2 of 1%. Mr. Knox and his affiliate have received and continue to receive a total of 2% of defined revenues for the management services and the developer’s royalty mentioned above.

     Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $152,500 in 2004 and $149,200 in 2003, respectively. The fees are included in general and administrative expenses in the consolidated financial statements. As of December 31, 2004 and 2003, respectively, fees of $14,100 and $22,700 had not been paid and, accordingly, they are included in payable to affiliates.

     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for each of the years ended December 31, 2004 and December 31, 2003, respectively.

     The Company’s corporate office is located at One Turtle Creek Village, after moving from the Crescent Court in 2003. Its lease at the Crescent Court expired in March 1998 and was not renewed. The Company rented the same space on a month-to-month basis from its majority shareholder at one-half the price paid by the Company’s majority shareholder through 2003. The Company now rents from an affiliate of its majority shareholder the One Turtle Creek space on a month-to-month basis at $500 per month, effective January 1, 2004. For the years ended December 31, 2004 and 2003, the majority shareholder was paid $6,000 and $46,800, respectively, under this arrangement.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company’s Audit Committee reviews and approves audit and permissible non-audit services performed by KPMG LLP (KPMG) and the related fees for such services. In its review of non-audit service fees and its appointment of KPMG as the Company’s independent registered public accounting firm, the Audit Committee considered whether providing such services is compatible with maintaining KPMG’s independence. All of the services provided and fees charged by KPMG for services related to the audit in 2004 were pre-approved by the Audit Committee.

Audit Fees

     The aggregate fees billed during 2004 and 2003 by KPMG for professional services related to the audit and review of financial statements were $46,500 and $33,800, respectively, net of expenses.

Audit Related Fees

     None.

Tax Fees

     The aggregate fees billed during 2004 and 2003 by KPMG for tax compliance services were $9,700 and 8,000, respectively, net of expenses.

All Other Fees

     The aggregate fees billed during 2004 and 2003 by KPMG for professional services were $1,600 and $0, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

SIXX HOLDINGS, INCORPORATED

By:	/s/ Jack D. Knox

Jack D. Knox, Chairman of the Board,
President, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

Signatures	Titles	Date
/s/ Jack D. Knox Jack D. Knox	Chairman of the Board, President, and Director (Principal Executive, Financial and Accounting Officer)	March 30, 2005
/s/ G. Michael Boswell G. Michael Boswell	Director	March 30, 2005
/s/ Richard T. Mullen Richard T. Mullen	Director	March 30, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sixx Holdings, Incorporated:

We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Fort Worth, Texas
March 30, 2005

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(Rounded to nearest hundred, except share and per share amounts)

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash	$1,274,200	761,300
Accounts receivable	63,800	56,700
Receivable from affiliate	84,800	89,400
Inventories	69,100	71,100
Prepaid expenses	19,500	55,900
Net deferred tax	138,600	—

Total current assets	1,650,000	1,034,400

Net property and equipment	678,300	751,700
Other assets	11,700	11,800
Net deferred tax	643,600	—

Total Assets	$2,983,600	1,797,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,400	102,800
Accrued liabilities	345,800	278,900
Payable to affiliates	14,100	22,700
Income tax payable	2,600	—

Total current liabilities	467,900	404,400

Noncurrent liabilities:
Deferred rent	41,300	—

Total liabilities	509,200	404,400

Commitments and contingencies

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,312,624 and 1,322,228 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 46,650 and 37,046, respectively, shares at cost	(163,000)	(123,400)
Accumulated deficit (since August 1, 1989)	(1,785,100)	(2,905,600)

Total stockholders’ equity	2,474,400	1,393,500

Total liabilities and stockholders’ equity	$2,983,600	1,797,900

See accompanying notes to consolidated financial statements

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(Rounded to nearest hundred, except share and per share amounts)

	2004	2003

Restaurant revenues	$7,621,900	7,455,000

Costs and expenses:
Cost of sales	2,234,600	2,114,000
Restaurant expenses	3,969,300	4,067,300
Depreciation and amortization	206,000	227,600
General and administrative expenses	871,900	833,800

Total costs and expenses	7,281,800	7,242,700

Income from operations	340,100	212,300

Other income, net	800	4,200

Income before income taxes	340,900	216,500

Income tax benefit, net	(779,600)	—

Net Income	$1,120,500	216,500

Income per common share - basic and diluted	$.85	.16

Weighted average common shares outstanding - basic and diluted	1,315,692	1,328,084

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2004 and 2003

(Rounded to nearest hundred, except share amounts)

			Additional				Total
	Common stock		paid-in	Treasury Stock		Accumulated	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit	equity
Balance, December 31, 2002	1,359,274	$13,600	$4,408,900	26,300	$(79,700)	$(3,122,100)	$1,220,700

Purchase of treasury stock	—	—	—	10,746	(43,700)	—	(43,700)

Net income	—	—	—	—	—	216,500	216,500

Balance, December 31, 2003	1,359,274	13,600	4,408,900	37,046	(123,400)	(2,905,600)	1,393,500

Purchase of treasury stock	—	—	—	9,604	(39,600)	—	(39,600)

Net income	—	—	—	—	—	1,120,500	1,120,500

Balance, December 31, 2004	1,359,274	$13,600	$4,408,900	46,650	$(163,000)	$(1,785,100)	$2,474,400

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

(Rounded to nearest hundred)

	2004	2003
Cash flows from operating activities:
Net income	$1,120,500	216,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,000	227,600
Deferred tax benefit	(782,200)	—
Changes in assets and liabilities:
Accounts receivable	(7,100)	38,800
Receivable from affiliates	4,600	16,600
Inventories	2,000	(1,000)
Prepaid expenses	36,400	(27,500)
Other assets	100	24,100
Accounts payable	2,600	(20,900)
Accrued liabilities	66,900	14,900
Payable to affiliates	(8,600)	(26,500)
Deferred rent	41,300	(7,100)
Income tax payable	2,600	—

Net cash provided by operating activities	685,100	455,500

Cash flows for investing activities:
Additions to property and equipment	(132,600)	(82,900)

Cash flows for financing activities:
Purchase of treasury stock	(39,600)	(43,700)

Net increase in cash	512,900	328,900

Cash, beginning of period	761,300	432,400

Cash, end of period	$1,274,200	761,300

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Rounded to nearest hundred,except share amounts)

(1)	Summary of Significant Accounting Policies and Practices

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2004 and 2003. The Company paid no income taxes during the years presented. No interest was paid during the year ended December 31, 2004 and 2003.

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

December 31, 2004 and 2003

(Rounded to nearest hundred,except share amounts)

(f)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $41,500 and $39,600 in 2004 and 2003, respectively.

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

Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 2004 and 2003.

(i)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

In accordance with the Financial Accounting Standards Board (FASB)’s Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in appropriate asset and liability sections of the balance sheet. There were no impairments in 2004 and 2003.

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Rounded to nearest hundred, except share amounts)

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

(2)	Property and Equipment

A summary of property and equipment follows:

	December 31,
	2004	2003
Leasehold improvements	$2,428,100	2,352,600
Furniture, fixtures and equipment	2,064,800	2,007,700

	4,492,900	4,360,300
Less accumulated depreciation and amortization	(3,814,600)	(3,608,600)

	$678,300	751,700

(3)	Accrued Liabilities

Accrued liabilities consist of the following:

	2004	2003
Deferred rent	$15,000	—
Labor and related costs	127,000	91,000
Franchise, sales, liquor and property taxes	121,200	105,500
Gift certificate obligation	82,600	82,400

	$345,800	278,900

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Rounded to nearest hundred,except share amounts)

(4)	Deferred Rent

Deferred rent represents the difference between cash payments for minimum lease rentals and the recognition of such minimum lease rentals as expense on a straight-line basis over the respective terms of the restaurant facility operating leases. Additionally, certain contingent rent abatements and incentives earned relating to restaurant facility leases are deferred and recognized on a straight-line basis over the remaining respective lease terms. Terms of the Patrizio II lease renewal in 2004 gave rise to deferred rent at December 31, 2004 of $56,300, of which $41,300 is classified as non-current.

(5)	Commitments and Contingencies

The Company leases its restaurant facilities, corporate office, and storage under operating leases. One restaurant facility has lease terms expiring February 2010. The other facility’s lease expired in 2003 and was renewed through September 2008 with no provision for base rent, only contingent rental based on percentage of revenue, as defined. These restaurant leases each have one five-year renewal clause exercisable at the option of the Company and have provisions for contingent rentals based on a percentage of revenues, as defined. The corporate office is leased on a month-to-month basis from the majority shareholder (see note 7). A summary of rent expense follows:

	Years ended December 31,
	2004	2003
Minimum rentals	$183,900	362,600
Contingent rentals	199,700	94,400

	$383,600	457,000

As of December 31, 2004, commitments for future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

leases
2005	$201,400
2006	203,100
2007	199,700
2008	193,800
2009	187,800
Thereafter	31,300

Total minimum lease payments	$1,017,100

(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Rounded to nearest hundred, except share amounts)

The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgement was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas. The Company intends to vigorously defend itself against these charges and carries liquor liability coverage as part of its existing comprehensive general liability insurance. The ultimate outcome of the suit cannot be determined and no liability has been recorded.

The Company waived a hearing with the Texas Alcoholic Beverage Commission with respect to the matter, without admitting said violation did occur, and accepted a penalty of $4,500, which was paid on September 18, 2003. The Alcoholic Beverage Commission case has been dismissed, and there is no further action pending.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse affect on the Company’s consolidated financial position, results of operations, or liquidity.

(6)	Income Taxes

The Company had current federal income taxes due of $2,600 for the year ended December 31, 2004. The Company had a deferred tax benefit in 2004 of $782,200 for a net tax benefit in 2004 of $779,600. No federal income taxes were payable by the Company for the year ended December 31, 2003. No state income taxes were due by the Company for the years presented. The Company has provided for the taxes payable in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.

Actual income tax expense/(benefit) differs from the “expected” income tax expense (computed by applying the U.S. federal corporate tax rate of 34% to net income before income taxes) as follows:

	Years ended December 31,
	2004	2003
Computed “expected” tax expense	$115,900	73,600
Change in valuation allowance for deferred tax assets allocated to income tax expense	(857,800)	(47,500)
FICA tip tax credit	(60,400)	(44,800)
Disallowed expenses and other	22,700	18,700

Income tax benefit	$(779,600)	—

The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:

F-10	(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Rounded to nearest hundred, except share amounts)

	December 31,
	2004	2003
Net operating loss carryforwards (NOLs)	$550,800	736,600
Alternative minimum tax credit carryforwards	718,600	716,000
FICA tip tax credit carryforwards	384,800	323,200
Basis in property and equipment	268,100	281,000
Other	63,200	31,700

Total gross deferred tax assets	1,985,500	2,088,500
Less valuation allowance	(1,203,300)	(2,088,500)

Net deferred taxes	$782,200	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The valuation allowance was reduced in 2004 by $857,800, which represents primarily the tax effected amount of net operating loss carryforwards that were used in 2004 and by management’s assessment of the remaining net operating loss carryforwards of $1,620,000 for federal income tax purposes that will be utilized before they expire between 2005 and 2022. General business credits of $384,800 expire in years 2009 through 2013. The alternative minimum tax credit carryforward of $718,600 is available for an indefinite period.

(7)	Related-Party Transactions

Effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox. Under the Consulting Agreement, which was extended until April 25, 2007, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2% of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer’s royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through 2004, this fee has been 1/2 of 1%. Mr. Knox and his affiliate have received and continue to receive a total of 2% of defined revenues for the management services and the developer’s royalty mentioned above.

F-11	(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Rounded to nearest hundred, except share amounts)

Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $152,500 and $149,200 in 2004 and 2003, respectively. These consulting and royalty fees are included in general and administrative expenses in the consolidated financial statements. Fees of $14,100 and $22,700 had not been paid as of December 31, 2004 and 2003, respectively, and, accordingly, they are included in payable to affiliates.

The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for the years ended December 31, 2004 and 2003, respectively. Receivable from affiliate includes amounts due for shared general and administrative resources of $84,800 and $89,400 at December 31, 2004 and 2003, respectively. Effective March 1998, the corporate office lease expired and was not renewed by the Company. The new lease for the same space was executed by the majority shareholder and the Company leased this space on a month-to-month basis from the majority shareholder. The Company paid the majority shareholder $8,300 per month through March 2000 at which time the rent was reduced to $4,450 per month. Effective November 1, 2003, the corporate office moved to a new location which was leased by an affiliate of the majority shareholder. The month-to-month lease agreement continued at a rent of $1,130 per month through December, 2003. Effective January 1, 2004, the rent for the same space was adjusted to $500 per month. For the years ended December 31, 2004 and 2003, the majority shareholder was paid $6,000 and $46,800, respectively, under this arrangement.

The Company paid $13,800 and $19,500 in directors’ fees to Board members in 2004 and 2003, respectively. The amounts are recorded in general and administrative expense.

(8)	Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, payables, and accrued liabilities approximate fair value due to the short maturity of those instruments.

F-12	(Continued)