Form 10QSB
period 2005-03-31
SIXX HOLDINGS INC
filed 2005-05-16
CIK 832407

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

As of April 30, 2005, 1,359,274 common shares of the registrant were issued; 1,304,043 common shares were outstanding.

PART I. FINANCIAL INFORMATION

     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of March 31, 2005 and the results of operations for the interim three-month periods ending March 31, 2005 and 2004. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.

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

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$1,239,600	1,274,200
Accounts receivable	53,500	63,800
Income tax receivable	1,900	—
Receivable from affiliate	84,500	84,800
Inventories	58,200	69,100
Prepaid expenses	114,300	19,500
Deferred tax	138,600	138,600

Total current assets	1,690,600	1,650,000

Net property and equipment	635,900	678,300
Other assets	11,800	11,700
Net deferred taxes	615,600	643,600

Total assets	$2,953,900	2,983,600

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$142,600	105,400
Accrued liabilities	273,800	345,800
Payable to affiliates	13,100	14,100
Income tax payable	—	2,600

Total current liabilities	429,500	467,900

Noncurrent liabilities:
Deferred rent	37,500	41,300

Total noncurrent liabilities	37,500	41,300

Total liabilities	467,000	509,200

Commitments and contingencies

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,306,222 and 1,312,624 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 53,052 and 46,650, respectively, shares at cost	(188,600)	(163,000)
Accumulated deficit (since August 1, 1989)	(1,747,000)	(1,785,100)

Total stockholders’ equity	2,486,900	2,474,400

Total liabilities and stockholders’ equity	$2,953,900	2,983,600

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Restaurant revenues	$1,791,900	1,758,200

Costs and expenses:
Cost of sales	507,300	507,100
Restaurant expenses	974,200	956,400
Depreciation and amortization	51,700	54,500
General and administrative expenses	192,100	243,000

Total costs and expenses	1,725,300	1,761,000

Income (Loss) from operations	66,600	(2,800)

Income tax provision	28,500	—

Net Income (Loss)	$38,100	(2,800)

Income per common share - basic and diluted	$.03	.00

Weighted average common shares outstanding - basic and diluted	1,307,936	1,321,608

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$38,100	(2,800)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,700	54,500
Deferred tax	28,000	—
Changes in assets and liabilities:
Accounts receivable	10,300	6,600
Income tax receivable	(1,900)	—
Receivable from affiliates	300	3,300
Inventories	10,900	8,600
Prepaid expenses	(94,800)	(47,500)
Other assets	(100)	—
Accounts payable	37,200	50,400
Accrued liabilities	(72,000)	26,200
Payable to affiliates	(1,000)	(22,700)
Deferred rent	(3,800)	—
Income tax payable	(2,600)	—

Net cash provided by operating activities	300	76,600

Cash flows for investing activities:
Additions to property and equipment	(9,300)	(9,100)

Net cash used for investing activities	(9,300)	(9,100)

Cash flows for financing activities:
Purchase of treasury stock	(25,600)	(19,400)

Net cash used for financing activities	(25,600)	(19,400)

Net (decrease) increase in cash	(34,600)	48,100

Cash, beginning of period	1,274,200	761,300

Cash, end of period	$1,239,600	809,400

See accompanying notes to unaudited condensed consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005

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

During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2004 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)	Inventories

Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in-first-out method.

(4)	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2005	2004
Deferred rent	$15,000	15,000
Labor and related costs	41,700	127,000
Franchise, sales, liquer and property taxes	142,800	121,200
Gift Certificate obligation	74,300	82,600

	273,800	345,800

(5)	Related Party Transactions

The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company’s general and administrative expenses by $59,400 for each of the three month periods ended March 31, 2005 and 2004. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $1,500 to the majority shareholder for each of the three month periods ended March 31, 2005 and 2004, respectively.

(6)	Segment Information

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

(7)	Legal Proceedings

The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgment was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas. The Fifth Court of Appeals overruled the Company’s motion for rehearing. The Company has since filed a petition for review and reply with the Supreme Court of Texas, which has requested briefing on the merits to be fully completed by June 23, 2005.

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

(8)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2005, the Company has not recorded any impact charges under the Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.

Critical Accounting Policies

     During the interim periods presented, the Company has followed the accounting policies set forth in its consolidated financial statements and related notes thereto, included in its 2004 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

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

Capital Resources and Liquidity

     As of March 31, 2005 and December 31, 2004, the Company’s cash was $1,239,600 and $1,274,200, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.

Results of Operations

     Revenues from restaurant operations increased from $1,758,200 to $1,791,900, or 1.9%, for the three months ended March 31, 2004 and 2005, respectively. The increase is primarily due to increased customer counts at Patrizio II. Patrizio I accounted for 65% and 66.7% of the total revenues for the three-month periods ended March 31, 2005 and 2004, respectively.

     Cost of sales as a percent of restaurant revenues decreased from 28.8% in 2004 to 28.3% in 2005. The decrease of 0.5% is primarily due to a decrease in the cost of certain key food items.

     Restaurant expenses for the three-month period ended March 31, 2005 increased $17,800, or 1.9%, over the same period in 2004 primarily due to increased management labor costs.

     Depreciation and amortization was $51,700 for the three months ended March 31, 2005 and $54,500 for the three months ended March 31, 2004.

     General and administrative expenses for the three-month period ended March 31, 2005 decreased $50,900 over the same period in 2004 primarily due to a decrease in corporate salaries .

     Income from operations for the three months ended March 31, 2005 was $66,600 compared to a loss of $2,800 for the same period in the prior year. The increase is primarily attributed to increased customer counts at both restaurants, resulting in increased sales.

     Income tax expense for the three months ended March 31, 2005 was $28,500. There was no provision for income tax for the same period in the prior year.

     Net income for the three months ended March 31, 2005 was $38,100, an increase of $40,900 over the same period in the prior year. The increase is primarily attributed to increased customer counts at both restaurants, resulting in increased sales.

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

     (b) Changes in internal controls

          There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgment was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas. The Fifth Court of Appeals overruled the Company’s motion for rehearing. The Company has since filed a petition for review and reply with the Supreme Court of Texas, which has requested briefing on the merits to be fully completed by June 23, 2005.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
2005	Shares Purchased	per Share	Programs	Programs
January 1 – January 31	6,375	$4.00	—	—
February 1 – February 28	27	4.00	—	—
March 1 – March 31	—	—	—	—
Total	6,402	$4.00	—	—

The shares listed in the table above were acquired by the Company in privately negotiated transactions.

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. NONE

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

SIGNATURE	TITLE	DATE
/s/ Jack D. Knox	Chairman of the Board, President and Director (Principal Executive Officer)	May 16, 2005
Jack D. Knox

/s/ Jack D. Knox	Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2005
Jack D. Knox