Form 10QSB
period 2005-06-30
SIXX HOLDINGS INC
filed 2005-08-15
CIK 832407

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
Commission file number 0-16808
SIXX HOLDINGS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2222883 (IRS Employer Identification No.)
3878 Oak Lawn, Suite 500
Dallas, Texas 75219
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code: (214) 855-8800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
As of July 29, 2005, 1,359,274 common shares of the registrant were issued; 1,304,043 common shares were outstanding.

PART I. FINANCIAL INFORMATION
     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of June 30, 2005 and the results of operations for the interim three-month and six-month periods ending June 30, 2005 and 2004. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.
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

ITEM 1. FINANCIAL STATEMENTS
SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	June 30,	December 31,
	2005	2004

Assets
Current assets:
Cash	$1,539,900	1,274,200
Accounts receivable	49,900	63,800
Receivable from affiliate	75,400	84,800
Inventories	75,900	69,100
Prepaid expenses	102,400	19,500
Deferred tax	190,800	138,600

Total current assets	2,034,300	1,650,000
Net property and equipment	598,900	678,300
Other assets	11,800	11,700
Net deferred taxes	527,800	643,600

Total assets	$3,172,800	2,983,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,900	105,400
Accrued liabilities	344,500	345,800
Payable to affiliates	13,700	14,100
Income tax payable	1,600	2,600

Total current liabilities	504,700	467,900

Noncurrent liabilities:
Deferred rent	33,800	41,300

Total noncurrent liabilities	33,800	41,300

Total liabilities	538,500	509,200

Commitments and contingencies

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,304,043 and 1,312,624 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 55,231 and 46,650, respectively, shares at cost	(197,300)	(163,000)
Accumulated deficit (since August 1, 1989)	(1,590,900)	(1,785,100)

Total stockholders’ equity	2,634,300	2,474,400

Total liabilities and stockholders’ equity	$3,172,800	2,983,600

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Restaurant revenues	$2,139,400	2,058,600	3,931,300	3,816,800

Costs and expenses:
Cost of sales	591,800	617,800	1,099,100	1,124,900
Restaurant expenses	1,113,400	1,036,300	2,087,600	1,992,700
Depreciation and amortization	51,700	49,400	103,400	103,900
General and administrative expenses	187,200	284,700	379,300	527,700

Total costs and expenses	1,944,100	1,988,200	3,669,400	3,749,200

Income from operations	195,300	70,400	261,900	67,600

Income tax provision	39,200	—	67,700	—

Net Income	$156,100	70,400	194,200	67,600

Income per common share — basic and diluted	$.12	.05	.15	.05

Weighted average common shares outstanding — basic and diluted	1,304,043	1,315,979	1,305,979	1,318,794

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$194,200	67,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,400	103,900
Deferred tax	63,600	—
Changes in assets and liabilities:
Accounts receivable	13,900	9,500
Receivable from affiliates	9,400	(500)
Inventories	(6,800)	4,300
Prepaid expenses	(82,900)	(18,900)
Other assets	(100)	—
Accounts payable	39,500	14,000
Accrued liabilities	(1,300)	90,500
Payable to affiliates	(400)	(9,900)
Deferred rent	(7,500)	—
Income tax payable	(1,000)	—

Net cash provided by operating activities	324,000	260,500

Cash flows for investing activities:
Additions to property and equipment	(24,000)	(18,100)

Net cash used for investing activities	(24,000)	(18,100)

Cash flows for financing activities:
Purchase of treasury stock	(34,300)	(39,600)

Net cash used for financing activities	(34,300)	(39,600)

Net increase in cash	265,700	202,800

Cash, beginning of period	1,274,200	761,300

Cash, end of period	$1,539,900	964,100

See accompanying notes to unaudited condensed consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
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
(4)	Accrued Liabilities
Accrued liabilities consist of the following:

		December 31,
	June 30, 2005	2004
Deferred rent	$15,000	15,000
Labor and related costs	111,400	127,000
Franchise, sales, liquor and property taxes	142,000	121,200
Gift certificate obligation	76,100	82,600

	$344,500	345,800

(5)	Related Party Transactions
The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company’s general and administrative expenses by $59,400 for each of the three month periods ended June 30, 2005 and 2004 and $118,800 for each of the six month periods ended June 30, 2005 and 2004. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $1,500 to the majority shareholder for each of the three month periods ended June 30, 2005 and 2004 and $3,000 to the majority shareholder for each of the six month periods ended June 30, 2005 and 2004.
(6)	Segment Information
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segment of an Enterprise and Related Information” which requires that public enterprises disclose certain information about their operating segments and the geographic areas in which the enterprise operates.
The Company has identified its two Italian concept restaurants as an operating segment and aggregates that segment and its corporate operations into a single reporting segment.
(7)	Legal Proceedings
The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgment was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas. The Fifth Court of Appeals overruled the Company’s motion for rehearing. The Company filed a petition for review with the Supreme Court of Texas and has since submitted briefing on the merits.
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
(8)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of
The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2005, the Company has not recorded any impairment charges under the Statement.
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
Capital Resources and Liquidity
     As of June 30, 2005 and December 31, 2004, the Company’s cash was $1,539,900 and $1,274,200, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.
Results of Operations
     Revenues for the second quarter of 2005 increased 3.9% to $2,139,400 over the $2,058,600 generated during the same quarter of 2004. Year to date revenues increased 3.0% to $3,931,300 from $3,816,800 for the six months ended June 30, 2005 and 2004, respectively. The increase in revenues is primarily due to increased customer counts at Patrizio I and II. Patrizio I customers increased 2.3% and 2.1%, respectively, for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. Patrizio II customer counts increased 4.8% and 5.1%, respectively, for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. Unfavorable weather in second quarter of 2004 may have been a factor in reduced customer counts during 2004. Patrizio I accounted for 63.8% of total revenues during the second quarter of 2005 and 64.5% of total revenues for the second quarter of 2004.
     Cost of sales, as a percent of restaurant revenues, decreased from 30.0% to 27.7% for the three months ended June 30, 2004 and 2005, respectively. Cost of sales, as a percent of restaurant revenues decreased from 29.5.% to 28.0%, for the six months ended June 30, 2004 and 2005, respectively. The decrease for both the three and six month periods is primarily due to a decrease in prices of certain key food items.
     Restaurant expenses, as a percent of restaurant revenues, increased from 50.3% to 52.0% for the three months ended June 30, 2005 compared to the same period in 2004 and from 52.2% to 53.1% for the six months ended June 30, 2005 compared to the same period in 2004. The increase in restaurant expenses for both the three month and six month periods ending June 30, 2005, compared to the same periods in 2004, is directly related to the increase in sales for said periods .
     General and administrative expenses for the three and six month periods ended June 30, 2005 decreased $97,500 and $148,400, respectively, over the same periods in 2004, due primarily to discretionary bonuses paid in 2004 that were not paid in 2005.
     Income tax expense for the three and six month periods ended June 30, 2005 was $39,200 and $67,700, respectively. There was no provision for income tax for the same periods in the prior year.

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
          There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company was sued in the District Court of Collin County, Texas for unspecified damages for alleged injuries in connection with an alleged automobile accident in which the plaintiff was a passenger. Patrizio Restaurant, Inc. and Patrizio Plano, Inc. were sued under the Texas Dram Shop Act for an alleged violation of the Act in connection with the sale and serving of alcoholic beverages. Pursuant to a Motion by the Company, the Judge in the case granted a Motion for Summary Judgment in favor of Patrizio Restaurant, Inc. and Patrizio Plano, Inc. on March 6, 2003. The plaintiff appealed the trial court’s ruling and on August 6, 2004, the Summary Judgment was reversed and remanded for trial. A trial date has not been set. The Company has filed a motion for rehearing with the Fifth Court of Appeals in Dallas, Texas. The Fifth Court of Appeals overruled the Company’s motion for rehearing. The Company filed a petition for review and has submitted a briefing on the merits of this case.
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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
2005	Purchased	per Share	or Programs	Programs
January 1 — January 31	6,375	$4.00	—	—
February 1 — February 28	27	4.00	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	2,179	4.00

Total	8,581	$4.00	—	—

The shares listed in the table above were acquired by the Company in privately negotiated transactions.
ITEM 3. NONE
ITEM 4. NONE
ITEM 5. NONE
ITEM 6. EXHIBITS
31.1	Certifications Pursuant to Rule 13a - 14(a) or Rule 15d - 14(a).

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE	TITLE	DATE

/s/ Jack D. Knox Jack D. Knox	Chairman of the Board, President and Director (Principal Executive Officer)	August 15, 2005

/s/ Jack D. Knox Jack D. Knox	Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2005