Form 10QSB
period 2005-09-30
SIXX HOLDINGS INC
filed 2005-11-14
CIK 832407

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
Commission file number 0-16808
SIXX HOLDINGS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	75-2222883
(State of Incorporation)	(IRS Employer Identification No.)
3878 Oak Lawn, Suite 500
Dallas, Texas 75219
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code: (214) 855-8800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 29, 2005, 1,359,274 common shares of the registrant were issued; 1,304,043 common shares were outstanding.

PART I. FINANCIAL INFORMATION
     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of September 30, 2005 and the results of operations for the interim three month and nine month periods ending September 30, 2005 and 2004. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.
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

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash	$1,587,200	1,274,200
Accounts receivable	58,600	63,800
Receivable from affiliate	88,500	84,800
Inventories	67,000	69,100
Prepaid expenses	75,400	19,500
Deferred tax	207,900	138,600

Total current assets	2,084,600	1,650,000

Net property and equipment	586,800	678,300
Other assets	11,800	11,700
Net deferred taxes	460,300	643,600

Total assets	$3,143,500	2,983,600

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$110,900	105,400
Accrued liabilities	295,100	345,800
Payable to affiliates	12,300	14,100
Income tax payable	3,200	2,600

Total current liabilities	421,500	467,900

Noncurrent liabilities:
Deferred rent	30,000	41,300

Total noncurrent liabilities	30,000	41,300

Total liabilities	451,500	509,200

Commitments and contingencies

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,304,043 and 1,312,624 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 55,231 and 46,650, respectively, shares at cost	(197,300)	(163,000)
Accumulated deficit (since August 1, 1989)	(1,533,200)	(1,785,100)

Total stockholders’ equity	2,692,000	2,474,400

Total liabilities and stockholders’ equity	$3,143,500	2,983,600

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Restaurant revenues	$1,967,400	1,918,100	5,898,700	5,734,900

Costs and expenses:
Cost of sales	565,200	560,000	1,664,300	1,684,900
Restaurant expenses	1,042,100	1,028,800	3,129,700	3,021,500
Depreciation and amortization	51,600	49,000	155,000	152,900
General and administrative expenses	198,400	188,700	577,700	716,400

Total costs and expenses	1,857,300	1,826,500	5,526,700	5,575,700

Income from operations	110,100	91,600	372,000	159,200

Other Income, net	—	1,500	—	1,500

Income before income taxes	110,100	93,100	372,000	160,700

Income tax provision	52,400	—	120,100	—

Net Income	$57,700	93,100	251,900	160,700

Income per common share — basic and diluted	$.04	.07	.19	.12
Weighted average common shares outstanding — basic and diluted	1,304,043	1,312,624	1,305,326	1,316,722

See accompanying notes to unaudited condensed consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$251,900	160,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,000	152,900
Deferred tax	114,000	—
Changes in assets and liabilities:
Accounts receivable	5,200	14,300
Receivable from affiliates	(3,700)	14,000
Inventories	2,100	(3,500)
Prepaid expenses	(55,900)	(18,600)
Other assets	(100)	—
Accounts payable	5,500	(11,400)
Accrued liabilities	(50,700)	81,900
Payable to affiliates	(1,800)	(9,800)
Deferred rent	(11,300)	—
Income tax payable	600	—

Net cash provided by operating activities	410,800	380,500

Cash flows for investing activities:
Additions to property and equipment	(63,500)	(105,400)

Net cash used for investing activities	(63,500)	(105,400)

Cash flows for financing activities:
Purchase of treasury stock	(34,300)	(39,600)

Net cash used for financing activities	(34,300)	(39,600)

Net increase in cash	313,000	235,500

Cash, beginning of period	1,274,200	761,300

Cash, end of period	$1,587,200	996,800

See accompanying notes to unaudited condensed consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
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

(4)	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2005	2004
Deferred rent	$15,000	15,000
Labor and related costs	55,300	127,000
Franchise, sales, liquor and property taxes	152,400	121,200
Gift certificate obligation	72,400	82,600

	$295,100	345,800

(5)	Related Party Transactions

The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major stockholder and his affiliates reduced the Company’s general and administrative expenses by $59,400 for each of the three month periods ended September 30, 2005 and 2004 and $178,200 for each of the nine month periods ended September 30, 2005 and 2004. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $1,500 to the majority shareholder for each of the three month periods ended September 30, 2005 and 2004 and $4,500 to the majority shareholder for each of the nine month periods ended September 30, 2005 and 2004.

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

(8)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2005, the Company has not recorded any impairment charges under the Statement.
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
Capital Resources and Liquidity
     As of September 30, 2005 and December 31, 2004, the Company’s cash was $1,587,200 and $1,274,200, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.
Results of Operations
     The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Restaurant revenues	$100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	28.7%	29.2%	28.2%	29.4%
Restaurant expenses	53.0%	53.6%	53.1%	52.7%
Depreciation and amortization	2.6%	2.6%	2.6%	2.7%
General and administrative expenses	10.1%	9.8%	9.8%	12.5%

Total costs and expenses	94.4%	95.2%	93.7%	97.2%

Income from operations	5.6%	4.8%	6.3%	2.8%

Other Income, net	—	0.1%	—	—

Income before income taxes	5.6%	4.9%	6.3%	2.8%

Income tax provision	2.7%	—	2.0%	—

Net Income	$2.9%	4.9%	4.3%	2.8%

     Revenues for the third quarter of 2005 increased 2.6% to $1,967,500 over the $1,918,100 generated during the same quarter of 2004. Year to date revenues increased 2.9% to $5,898,700 from $5,734,900 for the nine months ended September 30, 2005 and 2004, respectively. The increase in revenues is primarily due to increased customer counts at Patrizio I and II. Patrizio I customers increased 1.5% and 1.9%, respectively, for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. Patrizio II customer counts increased 0.9% and 3.6%, respectively, for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. Unfavorable weather in second quarter of 2004 may have been a factor in reduced customer counts during 2004. Patrizio I accounted for 64.2% of total revenues during the nine month period ending September 30, 2005 compared to 64.8% of total revenues for the same period in 2004.
     Cost of sales, as a percent of restaurant revenues, decreased from 29.2% to 28.7% for the three months ended September 30, 2004 and 2005, respectively. Cost of sales, as a percent of restaurant revenues decreased from 29.4.% to 28.2%, for the nine months ended September 30, 2004 and 2005, respectively. The decrease for both the three and nine month periods is primarily due to a decrease in cost of certain key food items.
     Restaurant expenses, as a percent of restaurant revenues, decreased slightly from 53.6% to 53.0% for the three months ended September 30, 2005 compared to the same period in 2004. The slight decrease in restaurant expenses as a percent of revenues is primarily related to decreased promotional and advertising expenses. Restaurant expenses, as a percent of restaurant revenues, increased from 52.7% to 53.1% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in restaurant expenses as a % of sales for the nine month period is a result of increased wages and bonuses needed to support the increase in customers at the restaurants.
     General and administrative expenses for the three month period ended September 30, 2005 increased $9,700 to $198,400 compared to the same period in 2004. The increase in the three month period of 2005 is primarily related to an increase in Franchise taxes payable. For the nine month period ending September, 2005, general and administrative expenses decreased $138,700 to $577,700 due primarily to discretionary bonuses paid in 2004 that were not paid in 2005.
     Income tax expense for the three and nine month periods ended September 30, 2005 was $52,400 and $120,100, respectively. There was no provision for income tax for the same periods in the prior year.
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
              There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 2. NONE
ITEM 3. NONE
ITEM 4. NONE

ITEM 5. OTHER INFORMATION
     On October 4, 2005, the Company received a non-binding proposal from Jack D. Knox, the Company’s Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President to acquire all of the shares of the Company not currently owned by Mr. Knox. Under the proposal, if completed, the Company would no longer be a reporting company for purposes of federal securities laws. In response to the proposal, the Company’s Board of Directors has appointed a special committee of the Board consisting of the unaffiliated directors to consider and respond to the proposal. The Board has authorized the committee to evaluate, negotiate and approve or disapprove of the transaction.
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

SIXX HOLDINGS, INCORPORATED
By:	/s/ Raymond A. Williams

Raymond A. Williams, President
Date:	November 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
Chairman of the Board,
/s/ Jack D. Knox	Chief Executive Officer	November 14, 2005
Jack D. Knox	(Principal Executive
Officer)

/s/ Jack D. Knox	Chief Financial Officer	November 14, 2005
Jack D. Knox	(Principal Financial and
Accounting Officer)