Form 10KSB
period 2005-12-31
SIXX HOLDINGS INC
filed 2006-03-31
CIK 832407

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☑
     Revenues for the year ended December 31, 2005 were $7,869,600.
     The aggregate market value of the approximate 10% of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 1, 2006, was approximately $568,400. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 9% beneficial owners are affiliates.
     As of March 1, 2006, the registrant had 1,304,043 shares of its common stock, $.01 par value, outstanding.
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
Patrizio Restaurant, Inc.
     The Company’s primary business is operating full service restaurants under the name “Patrizio” that offer moderately priced, high quality, Italian-style cuisine and alcoholic beverages. The Company continually evaluates and revises its menu to improve its products. The restaurants are open daily for lunch and dinner and offer entrees that generally range from $5.37 to $9.95. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 28% of all restaurant revenues in both 2005 and 2004. Patrizio I opened September 1989 and seats approximately 235 people including approximately 75 people outdoors, weather permitting, and is approximately 4,268 square feet. Patrizio II opened March 1994 and seats approximately 320 people including approximately 120 people outdoors, weather permitting, and is approximately 6,588 square feet. The Company utilizes local advertising, which emphasizes the restaurants as New York style “trattorias” featuring eighteenth century Italian paintings, an antique European bar and old world rugs with food prepared with the freshest of ingredients.
Service Marks
     The Company has obtained federal registration of the service marks “Patrizio” and the Patrizio design. These service marks are of material importance to the operation of the Company’s business.
Employees
     As of December 31, 2005, the Company employed five people, retained one hourly contract employee performing accounting duties in its corporate headquarters and employed approximately 170 in its restaurants. None of the employees are covered by collective bargaining agreements and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers its employee relations to be good.
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
ITEM 2. DESCRIPTION OF PROPERTIES
     At December 31, 2005, the Company operated and owned two restaurants in leased premises in two different shopping centers. The Patrizio I lease was renewed in March 2005 and the lease expires in February 2010. The Patrizio I lease has one five-year renewal option in 2010 at the then prevailing market rates. The Patrizio II lease expires in 2008 and has one five-year renewal option in 2008 at the then-prevailing market rates. The leases provide for rentals generally competitive with rates in the same area. The Company’s corporate office is located at One Turtle Creek Village, after moving from the Crescent Court in 2003. The Company now rents the One Turtle Creek space from an affiliate of its majority shareholder on a month-to-month basis.
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

2005:	High Bid	Low Bid
First Quarter	$4.00	$4.00
Second Quarter	4.00	4.00
Third Quarter	5.00	4.00
Fourth Quarter	5.50	4.45

2004:
First Quarter	$4.00	$4.00
Second Quarter	4.00	4.00
Third Quarter	4.00	4.00
Fourth Quarter	4.00	4.00
     As of March 1, 2006, there were approximately 1,100 holders of record of the Company’s Common Stock. The Company has not paid cash dividends and has no plans to pay dividends at the present time.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.
Critical Accounting Policies
     The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of and for the year ended December 31, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.
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
Capital Resources and Liquidity
     As of December 31, 2005, the Company had cash of $1,748,000 and cash flows from operating activities were $632,900 in 2005 and $685,100 in 2004. Management believes that sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.
Results of Operations
     The Company’s restaurant revenues increased 3.2% to $7,869,600 in 2005 compared to $7,621,900 in 2004. Income from operations increased 34.2% from $340,100 in 2004 to $456,500 in 2005.
     Restaurant revenues of $7,869,600 in 2005 increased due to an increase in customer traffic related to improved local economic conditions. Patrizio I accounted for 64.5% and 64.9% of total revenues in 2005 and 2004, respectively.
     Cost of goods sold as a percent of restaurant revenues decreased to 28.3% for the year ended December 31, 2005 from 29.3% for the same period in 2004. Total restaurant expenses were $4,200,900 for the year ended December 31, 2005, a 5.8% increase from 2004. Restaurant expenses increased slightly as a percentage of revenue to 50.9% at Patrizio I compared to 49.3% in the prior year and Patrizio II’s restaurant expenses as a percentage of revenue increased to 58.0% in 2005 compared to 57.2% in 2004.
     Depreciation and amortization was $203,500 for the year ended December 31, 2005 and $206,000 for the year ended December 31, 2004. General and administrative expenses decreased 10.7% to $778,500 for the year ended December 31, 2005, compared to $871,900 in 2004. The decrease is primarily attributed to a decrease in bonuses.
     As described in note 6 to the Company’s audited consolidated financial statements, $6,600 and $2,600 in current federal income taxes were provided by the Company for the years ended December 31, 2005 and 2004, respectively. The Company recognized $3,000 net tax expense for the year ended December 31, 2005 and a net tax benefit of $779,600 for the year ended December 31, 2004. The Company reduced its deferred tax valuation allowance for the year ended December 31, 2004 to account for the net tax benefit recognized.
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
ITEM 8b. OTHER INFORMATION
     On October 4, 2005, the Company received a non-binding proposal from Jack D. Knox, the Company’s Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President to acquire all of the shares of the Company not currently owned by Mr. Knox. Under the proposal, if completed, the Company would no longer be a reporting company for purposes of federal securities laws. In response to the proposal, the Company’s Board of Directors has appointed a special committee of the Board consisting of the unaffiliated directors to consider and respond to the proposal. The Board has authorized the committe to evaluate, negotiate and approve or disapprove of the transaction.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
     Set forth below is certain information concerning the directors and executive officers of the Company:

Name	Age	Position with the Company
Jack D. Knox	68	Chairman of the Board

Raymond A. Williams	51	President and General Counsel

Susan G. Lerer	32	Vice President and Secretary

G. Michael Boswell	65	Director

Richard T. Mullen	66	Director
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
     Jack D. Knox has been Chairman of the Board since January 1988. Mr. Knox also served as President of the Company from January 1988 until October 2005. Mr. Knox served as President of Summit Energy, Inc., Dallas, Texas, an American Stock Exchange listed oil and gas company, from its inception in 1970 through April 1989, and as a director through January 1990. Mr. Knox served as a Director of Sunshine Mining Company (NYSE) from 1981 to 1985. He served as a Director of El Chico Restaurants, Inc. (NASDAQ) from 1990 to 1998. He is an attorney and previously served as a Director of Bryson Oil and Gas PLC (London) and as a Director of BancTEXAS Dallas, N. A. and BancTEXAS Group, Inc. (NYSE). He has also served as Managing Director of Knox Land & Cattle Co., a ranching partnership, from 1960 through the present date. He has also served as the General Partner of Six Flags Over Texas Fund, Ltd. since 1969.
     Raymond A. Williams, III has served as President and General Counsel since October 2005. Mr. Williams began his legal career in 1987 at the Dallas, Texas firm of Vial, Hamilton, Koch and Knox handling commercial litigation. Later he joined the firm Cowles & Thompson and worked in defense litigation for insurance clients involved in personal injury and was elected a shareholder of the firm. In 1992, Mr. Williams joined the firm of Misko, Howie & Sweeney in Dallas and engaged in civil litigation involving personal injury and wrongful death cases. Mr. Williams formed his own law firm and had been engaged in the private practice of law from 1995 until October 2005. Mr. Williams is board certified in personal injury trial law by the Texas Board of Legal Specialization and is licensed to practice law in Texas and Oklahoma.
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
Section 16 Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2005 all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.
Code of Ethics
     The Company has not yet adopted a code of ethics that applies to the Company’s principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Given the Company’s current operations, management does not believe a code of ethics is necessary at this stage of the Company’s development.
ITEM 10. EXECUTIVE COMPENSATION
     The total compensation paid during 2005, 2004, and 2003 to the Chairman of the Board, Jack D. Knox, and the President of the Company, Raymond A. Williams, is set forth below in the following Summary Compensation Table:
SUMMARY COMPENSATION TABLE

	Annual Compensation
							Securities
					Other		Underlying
					Annual		Options/	All Other
Name	Year	Salary		Bonus	Comp.		SARs(#)	Compensation
Jack D. Knox	2005	$—	(1)	$—	$3,545	(2)	—	$15,875	(3)
(Chairman of the Board and Chief Executive Officer)	2004	$—	(1)	$—	$3,545	(2)	—	$8,423	(3)
	2003	$—	(1)	$—	$2,000	(2)	—	$20,300	(3)

(1)	Mr. Knox has not received a salary from the Company since April 30, 1994. However, Mr. Knox and affiliates received payments from, and certain services provided by, the Company pursuant to agreements entered into in connection with the Merger. Information with respect to these agreements for 2005, 2004 and 2003 is included in “Certain Relationships and Related Transactions.”

(2)	Consists of payment by the Company with respect to Mr. Knox’s percentage of personal use of a company car and fees paid to Mr. Knox as a director of the Company of $600 in both 2005 and 2004.

(3)	Reflects the Company-paid premium for a health insurance and a life insurance policy on the life of Mr. Knox, the beneficiary of which is Mr. Knox’s estate, in 2005, 2004 and 2003.
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

	Amount	Percent
Name & Address of	Beneficially	of
Beneficial Owner	Owned (1)	Class
Jack D. Knox	1,177,723	90.31%
3878 Oak Lawn, Suite 500 Dallas, Texas 75219

G. Michael Boswell	- 0 -	—
8117 Preston Road, Suite 260W Dallas, Texas 75225

Richard T. Mullen	- 0 -	—
1909 Woodall Rogers Frwy. Suite 550, LB 16 Dallas, Texas 75201

Raymond A. Williams 3878 Oak Lawn, Suite 500 Dallas, Texas 75219	- 0 -	—

All Directors and Officers as a Group (4 persons)	1,177,723	90.31%

(1)	Each person has sole voting and dispositive power over the shares indicated.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On April 25, 1994, a subsidiary of the Company merged (the “merger”) with entities wholly-owned by the Company’s majority shareholder to own and operate two existing upscale Italian food restaurants, the restaurant concept, design and motif and the other assets used in the day-to-day operation of the restaurants.
     In connection with the Merger, the Company entered into agreements with Jack D. Knox (“Mr. Knox”) and entities affiliated with Mr. Knox. Under the Consulting Agreement, which was extended through April 25, 2007, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain services to the Company in exchange for consulting fees of 1 1/2% of defined revenues of the Company up to 32 restaurants. In addition, Mr. Knox developed and refined the Patrizio concept, design, and motif over a five-year period. A separate agreement provides that Mr. Knox earn a developer’s royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of open restaurants, capped at 32 restaurants. From inception through 2005, this fee has been 1/2 of 1%. Mr. Knox and his affiliate have received and continue to receive a total of 2% of defined revenues for the management services and the developer’s royalty mentioned above.
     Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $157,400 in 2005 and $152,500 in 2004, respectively. The fees are included in general and administrative expenses in the consolidated financial statements. As of December 31, 2005 and 2004, respectively, fees of $26,200 and $14,100 had not been paid and, accordingly, they are included in payable to affiliates.
     The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for each of the years ended December 31, 2005 and December 31, 2004, respectively.
     The Company’s corporate office is located at One Turtle Creek Village. The Company rents the space on a month-to month basis, from an affiliate of its majority shareholder, at $500 per month, effective January 1, 2004. For the years ended December 31, 2005 and 2004, the majority shareholder was paid $6,000 under this arrangement.
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
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Company’s Audit Committee reviews and approves audit and permissible non-audit services performed by KPMG LLP (KPMG) and the related fees for such services. In its review of non-audit service fees and its appointment of KPMG as the Company’s independent registered public accounting firm, the Audit Committee considered whether providing such services is compatible with maintaining KPMG’s independence. All of the services provided and fees charged by KPMG for services related to the audit in 2005 were pre-approved by the Audit Committee.
Audit Fees
     The aggregate fees billed during 2005 and 2004 by KPMG for professional services related to the audit and review of financial statements were $63,575 and $46,500, respectively, net of expenses.
Audit Related Fees
     None.
Tax Fees
     The aggregate fees billed during 2005 and 2004 by KPMG for tax compliance services were $13,300 and $9,700, respectively, net of expenses.
All Other Fees
     The aggregate fees billed during 2005 and 2004 by KPMG for professional services were $0 and $1,600, respectively.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 30, 2006

SIXX HOLDINGS, INCORPORATED

By:	/s/ Raymond A. Williams

Raymond A. Williams, President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

Signatures	Titles	Date

/s/ Jack D. Knox	Chairman of the Board and Director	March 30, 2006

Jack D. Knox	(Principal Executive Officer)

/s/ G. Michael Boswell	Director	March 30, 2006

G. Michael Boswell

/s/ Richard T. Mullen	Director	March 30, 2006

Richard T. Mullen

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders Sixx Holdings, Incorporated:
We have audited the accompanying consolidated balance sheets of Sixx Holdings, Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sixx Holdings, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Dallas, Texas
March 30, 2006

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
December 31, 2005 and 2004
(Rounded to nearest hundred, except share and per share amounts)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$1,748,000	1,274,200
Accounts receivable	109,700	63,800
Receivable from affiliate	91,300	84,800
Inventories	68,000	69,100
Prepaid expenses	54,600	19,500
Income tax receivable	2,300	—
Deferred tax	214,900	138,600

Total current assets	2,288,800	1,650,000
Net property and equipment	599,600	678,300
Other assets	11,800	11,700
Net deferred taxes	570,900	643,600

	$3,471,100	2,983,600

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$157,800	105,400
Accrued liabilities	352,600	345,800
Payable to affiliates	40,800	14,100
Income tax payable	—	2,600

Total current liabilities	551,200	467,900

Noncurrent liabilities:
Deferrred rent	26,300	41,300

Total noncurrent liabilities	26,300	41,300

Total liabilities	577,500	509,200

Commitments and contingencies

Stockholders’ equity:
Common stock of $.01 par value. Authorized 12,000,000 shares; 1,359,274 shares issued; 1,304,043 and 1,312,624 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 55,231 and 46,650, respectively, shares at cost	(197,300)	(163,000)
Accumulated deficit (since August 1, 1989)	(1,331,600)	(1,785,100)

Total stockholders’ equity	2,893,600	2,474,400

Total liabilities and stockholders’ equity	$3,471,100	2,983,600

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(Rounded to nearest hundred, except share and per share amounts)

	2005	2004
Restaurant revenues	$7,869,600	7,621,900

Costs and expenses:
Cost of sales	2,230,200	2,234,600
Restaurant expenses	4,200,900	3,969,300
Depreciation and amortization	203,500	206,000
General and administrative expenses	778,500	871,900

Total costs and expenses	7,413,100	7,281,800

Income from operations	456,500	340,100

Other income, net	—	800

Income before income taxes	456,500	340,900

Income tax expense (benefit), net	3,000	(779,600)

Net Income	$453,500	1,120,500

Income per common share — basic and diluted	$.35	.85
Weighted average common shares outstanding — basic and diluted	1,305,003	1,315,692

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005 and 2004
(Rounded to nearest hundred, except share amounts)

			Additional				Total
	Common stock		paid-in	Treasury stock		Accumulated	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit	equity
Balance, December 31, 2003	1,359,274	13,600	4,408,900	37,046	(123,400)	(2,905,600)	1,393,500
Purchase of treasury stock	—	—	—	9,604	(39,600)	—	(39,600)
Net income	—	—	—	—	—	1,120,500	1,120,500

Balance, December 31, 2004	1,359,274	$13,600	$4,408,900	46,650	$(163,000)	$(1,785,100)	$2,474,400
Purchase of treasury stock	—	—	—	8,581	(34,300)	—	(34,300)
Net income	—	—	—	—	—	453,500	453,500

Balance, December 31, 2005	1,359,274	$13,600	$4,408,900	55,231	$(197,300)	$(1,331,600)	$2,893,600

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Rounded to nearest hundred)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December	December
	31, 2005	31, 2004
Cash flows from operating activities:
Net income	$453,500	1,120,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,500	206,000
Deferred tax	(3,600)	(782,200)
Changes in assets and liabilities:
Accounts receivable	(45,900)	(7,100)
Receivable from affiliates	(6,500)	4,600
Inventories	1,100	2,000
Prepaid expenses	(35,100)	36,400
Other assets	(100)	100
Income tax receivable	(2,300)	—
Accounts payable	52,400	2,600
Accrued liabilities	6,800	66,900
Payable to affiliates	26,700	(8,600)
Deferred rent	(15,000)	41,300
Income tax payable	(2,600)	2,600
Net cash provided by operating activities	632,900	685,100

Cash flows for investing activities:
Additions to property and equipment	(124,800)	(132,600)

Cash flows for financing activities:
Purchase of treasury stock	(34,300)	(39,600)

Net increase in cash	473,800	512,900

Cash, beginning of period	1,274,200	761,300

Cash, end of period	$1,748,000	1,274,200

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2005 and 2004. In 2005, the Company made payments totaling $11,500 for income taxes due related to its 2004 income taxes and 2005 estimated income taxes due. The Company paid no income taxes during the year ended December 31, 2004. No interest was paid during the year ended December 31, 2005 and 2004.

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
December 31, 2005 and 2004
(Rounded to nearest hundred, except share amounts)
(f)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $51,000 and $41,500 in 2005 and 2004, respectively.

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

Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. The Company has no such securities or other contracts in 2005 and 2004.

(i)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

In accordance with the Financial Accounting Standards Board (FASB)’s Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in appropriate asset and liability sections of the balance sheet. There were no impairments in 2005 and 2004.
(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
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

(l)	Revenue Recognition

The Company records revenue from the sale of food, beverage and alcohol as products are sold. Proceeds from gift certificates are recorded as deferred revenue and recognized as income when redeemed by the holder.
(2) Property and Equipment
     A summary of property and equipment follows:

	December 31,
	2005	2004
Leasehold improvements	$2,475,200	2,428,100
Furniture, fixtures and equipment	2,140,400	2,064,800

	4,615,600	4,492,900
Less accumulated depreciation and amortization	(4,016,000)	(3,814,600)

	$599,600	678,300

(3) Accrued Liabilities
     Accrued liabilities consist of the following:
(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Rounded to nearest hundred, except share amounts)

	December 31,
	2005	2004
Deferred rent, current portion	$15,000	15,000
Labor and related costs	99,500	127,000
Franchise, sales, liquor and property taxes	149,300	121,200
Gift certificate obligation	88,800	82,600

	$352,600	345,800

(4)	Deferred Rent

Deferred rent represents the difference between cash payments for minimum lease rentals and the recognition of such minimum lease rentals as expense on a straight-line basis over the respective terms of the restaurant facility operating leases. Additionally, certain contingent rent abatements and incentives earned relating to restaurant facility leases are deferred and recognized on a straight-line basis over the remaining respective lease terms. Terms of the Patrizio II lease renewal in 2003 gave rise to deferred rent at December 31, 2005 of $41,300, of which $26,300 is classified as non-current. As of December 31, 2004, deferred rent was $56,300, of which $41,300 was classified as non-current.

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

	Years ended December 31,
	2005	2004
Minimum rentals	$211,000	183,900
Contingent rentals	209,300	199,700

	$420,300	383,600

As of December 31, 2005, commitments for future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:
(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Rounded to nearest hundred, except share amounts)

leases
2006	$207,000
2007	203,500
2008	193,800
2009	187,800
2010	31,300
Thereafter	—

Total minimum lease payments	$823,400

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

The Company provided for current federal income taxes due of $6,600 for the year ended December 31, 2005 and $2,600 for the year ended December 31, 2004. The Company had a deferred tax benefit in 2005 of $3,600 for a net tax expense in 2005 of $3,000. The Company had a deferred tax benefit in 2004 of $782,200 for a net tax benefit in 2004 of $779,600. No state income taxes were due by the Company for the years presented. The Company has provided for the taxes payable in the accompanying consolidated financial statements. The Company and its subsidiaries file a consolidated tax return.
(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Rounded to nearest hundred, except share amounts)
Actual income tax expense/(benefit) differs from the “expected” income tax expense/(benefit) (computed by applying the U.S. federal corporate tax rate of 34% to net income before income taxes) as follows:

	2005	2004
Computed “expected” tax expense	$155,200	115,900
Change in valuation allowance for deferred tax assets allocated to income tax expense	(115,100)	(857,800)
FICA tip tax credit	(44,900)	(60,400)
Disallowed expenses and other	7,800	22,700

Income tax expense/(benefit)	$3,000	(779,600)

The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities are as follows:

	December 31,
	2005	2004
Net operating loss carryforwards (NOLs)	$339,100	550,800
Alternative minimum tax credit carryforwards	725,200	718,600
FICA tip tax credit carryforwards	452,800	384,800
Basis in property and equipment	305,000	268,100
Other	51,900	63,200

Total gross deferred tax assets	1,874,000	1,985,500
Less valuation allowance	(1,088,200)	(1,203,300)

Net deferred taxes	$785,800	782,200

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The valuation allowance was reduced in 2005 by $115,100 which represents primarily the tax effected amount of net operating loss carryforwards that were used in that year and by management’s assessment of the remaining net operating loss carryforwards of $997,500 for federal income tax purposes that will be utilized before they expire between 2006 and 2024. General business credits of $452,800 expire in years 2009 through 2014. The alternative minimum tax credit carryforward of $725,200 is available for an indefinite period.
(Continued)

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Rounded to nearest hundred, except share amounts)
(7)	Related-Party Transactions

Effective April 25, 1994, the Company entered into two agreements with Mr. Knox, the majority shareholder, and entities affiliated with Mr. Knox. Under the Consulting Agreement, which has been extended until April 25, 2007, Mr. Knox agreed to serve without pay as an officer and Chairman of the Board of the Company (if elected) and to provide certain management services to the Company in exchange for a consulting fee of 1 1/2 of defined gross revenues in each restaurant up to a maximum of 32 Company restaurants. In addition, a separate agreement provides that Mr. Knox earns a developer’s royalty ranging from 1/2 of 1% to 2% of defined gross revenues of the Company based on the number of restaurants that are opened, up to a maximum of 32 restaurants. From inception through 2005, this fee has been 1/2 of 1%. Mr. Knox and his affiliate have received and continue to receive a total of 2% of defined revenues for the management services and the developer’s royalty mentioned above.

Pursuant to these agreements, Mr. Knox earned consulting and royalty fees of approximately $157,400 and $152,500 in 2005 and 2004, respectively. These consulting and royalty fees are included in general and administrative expenses in the consolidated financial statements. Fees of $26,200 and $14,100 had not been paid as of December 31, 2005 and 2004, respectively, and, accordingly, they are included in payable to affiliates.

The Company charges its majority shareholder and affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges reduced general and administrative expenses by $237,600 for each of the years ended December 31, 2005 and 2004, respectively. Receivable from affiliate includes amounts due for shared general and administrative resources of $91,300 and $84,800 at December 31, 2005 and 2004, respectively.

The Company’s corporate office is located at One Turtle Creek Village. The Company rents the space on a month-to month basis, from an affiliate of its majority shareholder, at $500 per month, effective January 1, 2004. For each of the years ended December 31, 2005 and 2004, the majority shareholder was paid $6,000 under this arrangement.

The Company paid $14,800 and $13,800 in directors’ fees to Board members in 2005 and 2004, respectively. The amounts are recorded in general and administrative expense.

(8)	Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, payables, and accrued liabilities approximate fair value due to the short maturity of those instruments.
(Continued)