Form 10QSB
period 2006-03-31
SIXX HOLDINGS INC
filed 2006-05-15
CIK 832407

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
Commission file number 0-16808
SIXX HOLDINGS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	75-2222883
(State of Incorporation)	(IRS Employer Identification No.)
3878 Oak Lawn, Suite 500
Dallas, Texas 75219
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code: (214) 855-8800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
As of April 30, 2006, 1,359,274 common shares of the registrant were issued; 1,304,037 common shares were outstanding.

PART I. FINANCIAL INFORMATION
     The condensed consolidated financial statements of Sixx Holdings, Incorporated and its subsidiaries (the “Company”) included herein have been prepared by the registrant in conformity with generally accepted accounting principles. The condensed consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the Company’s financial position as of March 31, 2006 and the results of operations for the interim three-month periods ending March 31, 2006 and 2005. Reference is made to Notes to Unaudited Condensed Consolidated Financial Statements found elsewhere in this document for additional information concerning the condensed consolidated financial statements.
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

ITEM 1. FINANCIAL STATEMENTS
SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$1,705,500	1,748,000
Accounts receivable	67,900	109,700
Receivable from affiliate	81,100	91,300
Inventories	74,500	68,000
Prepaid expenses	81,100	54,600
Income tax receivable	2,300	2,300
Deferred taxes	219,700	214,900

Total current assets	2,232,100	2,288,800

Net property and equipment	559,600	599,600
Other assets	11,800	11,800
Deferred taxes	570,200	570,900

	$3,373,700	3,471,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$125,000	157,800
Accrued liabilities	332,400	352,600
Payable to affiliates	38,000	40,800
Income tax payable	—	—

Total current liabilities	495,400	551,200

Noncurrent liabilities:
Deferred rent	22,500	26,300

Total noncurrent liabilities	22,500	26,300

Total liabilities	517,900	577,500

Commitments and contingencies

Stockholders’ equity:
Common stock of $.01 par value, Authorized 12,000,000 shares; 1,359,274 shares issued; 1,304,037 and 1,304,043 shares outstanding, respectively	13,600	13,600
Additional paid-in capital	4,408,900	4,408,900
Treasury stock, 55,237 and 55,231, respectively, shares at cost	(197,300)	(197,300)
Accumulated deficit (since August 1, 1989)	(1,369,400)	(1,331,600)

Total stockholders’ equity	2,855,800	2,893,600

Total liabilities and stockholders’ equity	$3,373,700	3,471,100

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Rounded to nearest hundred, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Restaurant revenues	$1,786,000	1,791,900

Costs and expenses:
Cost of sales	511,200	507,300
Restaurant expenses	1,032,400	974,200
Depreciation and amortization	50,100	51,700
General and administrative expenses	234,200	192,100

Total costs and expenses	1,827,900	1,725,300

(Loss)/Income from operations	(41,900)	66,600

Other income, net	—	—

(Loss)/Income before income taxes	(41,900)	66,600

Income tax (benefit)/expense, net	(4,100)	28,500

Net (loss)/Income	$(37,800)	38,100

(Loss)/ Income per common share — basic and diluted	$(.03)	.03
Weighted average common shares outstanding — basic and diluted	1,304,043	1,307,936

See accompanying notes to consolidated financial statements.

SIXX HOLDINGS, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Rounded to nearest hundred)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(37,800)	38,100
Adjustments to reconcile net (loss)/income to net cash (used)/ provided by operating activities:
Depreciation and amortization	50,100	51,700
Deferred taxes	(4,100)	28,000
Changes in assets and liabilities:
Accounts receivable	41,800	10,300
Receivable from affiliates	10,200	300
Inventories	(6,500)	10,900
Prepaid expenses	(26,500)	(94,800)
Other assets	—	(100)
Income tax receivable	—	(1,900)
Accounts payable	(32,800)	37,200
Accrued liabilities	(20,200)	(72,000)
Payable to affiliates	(2,800)	(1,000)
Deferred rent	(3,800)	(3,800)
Income tax payable	—	(2,600)

Net cash (used)/provided by operating activities	(32,400)	300

Cash flows for investing activities:
Additions to property and equipment	(10,100)	(9,300)

Net cash used for investing activites	(10,100)	(9,300)

Cash flows for financing activities:
Purchase of treasury stock	—	(25,600)

Net cash used for financing activites	—	(25,600)

Net decrease in cash	(42,500)	(34,600)

Cash, beginning of period	1,748,000	1,274,200

Cash, end of period	$1,705,500	1,239,600

See accompanying notes to consolidated financial statements.

Sixx Holdings, Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
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

During the interim periods presented, the Company has followed the accounting policies set forth in its condensed consolidated financial statements and related notes thereto, included in its 2005 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.

(3)	Inventories

Inventories, consisting mainly of food and beverages, are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

(4)	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	March 31,
	2006	2005
Deferred rent	$15,000	15,000
Labor and related costs	113,200	80,900
Franchise, sales, liquor and property taxes	123,800	103,600
Gift certificate obligation	80,400	74,300

	$332,400	273,800

(5)	Related Party Transactions

The Company charges its majority shareholder and his affiliates on a time-incurred basis for certain shared general and administrative resources. Such charges to the major shareholder and his affiliates reduced the Company’s general and administrative expenses by $59,400 for each of the three month periods ended March 31, 2006 and 2005. The Company subleases office space in the majority shareholder’s office on a month-to-month basis. Under this arrangement, the Company paid $1,500 to the majority shareholder for each of the three month periods ended March 31, 2006 and 2005, respectively.

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

(8)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company follows the provisions of Statement of Financial Accounting Standard (SFAS), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (the Statement) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2006, the Company has not recorded any impact charges under the Statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company owns and operates two upscale Italian restaurants. Patrizio I, located in Dallas, Texas, was opened in 1989 and Patrizio II, located in Plano, Texas was opened in 1994.
Critical Accounting Policies
     During the interim periods presented, the Company has followed the accounting policies set forth in its condensed consolidated financial statements and related notes thereto, included in its 2005 Annual Report on Form 10-KSB. Such document should be referred to for information on accounting policies and further financial details.
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
     Management has estimated future undiscounted net cash flows from the use of long-lived assets based on actual historical results and expectations about future economic circumstances including future business volume, operating costs and conditions of local markets. The estimate of future cash flows from the use and eventual disposition of the assets could change if actual business volume or operating costs differ due to industry conditions or other factors affecting the Company’s business environment, and if markets in which the assets are located experience declines.
Capital Resources and Liquidity
     As of March 31, 2006 and December 31, 2005, the Company’s cash was $1,705,500 and $1,748,000, respectively. Management believes that cash balances on hand and sales at the current annual levels will provide sufficient cash flow to fund operations at existing restaurants for the foreseeable future.
Results of Operations
     The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

	Three Months
	Ended March 31,
	2006	2005
Restaurant revenues	$100.0%	100.0%

Costs and expenses:
Cost of sales	28.6%	28.3%
Restaurant expenses	57.8%	54.4%
Depreciation and amortization	2.8%	2.9%
General and administrative expenses	13.1%	10.7%

Total costs and expenses	102.3%	96.3%

(Loss)/Income from operations	(2.3%)	3.7%

Other Income, net	—	—

(Loss)/Income before income taxes	(2.3%)	3.7%

Income tax provision	(0.2%)	1.6%

Net (Loss)/Income	$(2.1%)	2.1%

     Revenues from restaurant operations decreased from $1,791,900 to $1,786,000, or 0.3%, for the three months ended March 31, 2005 and 2006, respectively. The decrease is primarily due to a decrease in average ticket price at at Patrizio I. Patrizio I accounted for 64.9% and 65.0% of the total revenues for the three-month periods ended March 31, 2006 and 2005, respectively.
     Cost of sales as a percent of restaurant revenues increased from 28.3% in 2005 to 28.6% in 2006. The increase of 0.3% is primarily due to increases in the cost of certain key food items.
     Restaurant expenses for the three-month period ended March 31, 2006 increased $58,200, or 6.0%, over the same period in 2005 primarily due to an increase in percentage rent at Patrizio II. Additionally, both restaurants experienced increased repair costs in and increased utility costs in the first quarter of 2006 as compared to the same period in 2005.
     Depreciation and amortization was $50,100 for the three months ended March 31, 2006 and $51,700 for the three months ended March 31, 2005.

     General and administrative expenses for the three-month period ended March 31, 2006 increased $42,100 over the same period in 2005 primarily due to an increase in professional services and consulting.
     The Company experienced a loss from operations for the three months ended March 31, 2006 of $41,900 compared to income of $66,600 for the same period in the prior year. The decrease in operating income in 2006 is primarily attributed to the increase in restaurant expenses along with the increase in general and administrative costs, both described above.
     Income tax benefit for the three months ended March 31, 2006 was $4,100 compared to income tax expense of $28,500 for the three months ended March 31, 2005.
     Net loss for the three months ended March 31, 2006 was $37,800, a decrease of $75,900 over the net income of $38,100 reported for the same period in 2005. The decrease is attributed to increased restaurant expenses and general and administrative costs, described above, offset by lower income tax expense in 2006.
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
     (b) Changes in internal controls
          There were no significant changes in the Company’s internal controls or in other factors that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. NONE
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of		Part of Publicly	Shares that may yet be
	Shares	Average Price	Announced Plans or	Purchased Under the
2005	Purchased	Paid per Share	Programs	Plans or Programs
March 1 — March 31	6	4.50	—	—

Total	6	$4.50	—	—

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

SIGNATURE	TITLE	DATE
/s/ Jack D. Knox Jack D. Knox	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	May 15, 2006
/s/ Jack D. Knox Jack D. Knox	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2006